Form 10-Q
period 2009-06-30
AAA PUBLIC ADJUSTING GROUP, INC.
filed 2009-08-11
CIK 1424718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

___________________________________

Commission File Number 333-153679

___________________________________

AAA PUBLIC ADJUSTING GROUP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Florida	26-0325410
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)
6365 Taft Street, Suite 1003 Hollywood	33024
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code: 954-894-0043

Indicate by check mark whether the registrant (1)　has filed all reports required to be filed by Section　13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12　months (or for such shorter period that the registrant was required to file such reports), and (2)　has been subject to such filing requirements for the past 90　days

Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule　405 of Regulation　S-T (232.405 of this chapter) during the preceding 12　months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule　12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule　12b-2 of the Exchange Act)

Yes [ ] No [X]

The registrant had 6,016,032 shares of common stock outstanding as of August 10, 2009

AAA PUBLIC ADJUSTING GROUP, INC

CONSOLIDATED BALANCE SHEET

JUNE 30, 2009 and DECEMBER 31, 2008

	2009 (UNAUDITED)	2008
Assets

Current Assets
Cash and cash equivalents	17,663	$ 13,867
Accounts receivable - net of allowance for bad debts of $5,595 and $ 5,595, respectively	181,820	168,537
Prepaid expenses	2,629	8,896
Total current assets	202,112	191,300

Property, plant and equipment - net	88,543	104,435

Total Assets	$ 290,655	$ 295,735

Liabilities and Stockholders Equity

Current Liabilities:
Notes payable - current portion	$ 18,725	$ 18,026
Notes payable - related parties	-0-	25,000
Accounts payable and accrued liabilities	74,878	76,881
Accounts payable to insured	84,710	81,617

Total current liabilities	178,313	201,524

Long Term Liabilities
Notes Payable - net of current	63,173	72,714

Total long term liabilities	63,173	72,714
Total Liabilities	241,486	274,238
Stockholders Equity

Preferred Stock (20,000,000 shares authorized at $.0001 par, no shares issued)

Common Stock (50,000,000 shares authorized at $.0001 par, 6,016,032 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)

	-0- 602	-0- 602
Additional paid in capital	116,456	91,456
Accumulated deficit	(67,889)	(70,561)

Total Stockholders Equity	49,169	21,497
Total Liabilities and Stockholders Equity	$ 290,655	$ 295,735

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	Three Months	Ended	Six Months	Ended
	2009	2008	2009	2008
Revenues (net)	$ 291,320	$ 540,156	$ 577,179	$ 925,428

Operating Expenses:
Commissions to adjusters	168,415	275,567	331,727	517,912
Consulting services - related parties	-0-	2,250	-0-	18,975
Consulting services - other	15,250	23,999	38,990	27,461
Payroll	27,582	60,077	67,228	127,866
Other general and administrative expenses	77,867	85,405	132,556	202,112
Total operating expenses	289,114	447,298	570,501	894,326

Net Income from operations	2,206	92,858	6,678	31,102
Other income (expense)
(Loss) on sale of fixed assets	-0-	(18,734)	-0-	(18,734)
Interest (expense)	(1,586)	(2,591)	(4,006)	(6,084)

Net Income Before Income Taxes	620	71,533	2,672	6,284
Provision for Income Tax	-0-	-0-	-0-	-0-

Net Income	$ 620	$ 71,533	$ 2,672	$ 6,284

Net income per common share, basic	$ (0.00)	$ 0.01	$ 0.00	$ 0.00

Weighted average number of common shares outstanding	6,016,032	6,016,032	6,016,032	6,014,735

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	2009	2008
Cash Flows From Operating Activities:
Net Income (Loss)	$ 2,672	$ 6,284

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used in) Operating Activities:
Depreciation	15,892	13,668
Loss on sale of fixed assets	-0-	18,734

Decrease (Increase) in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(13,283)	28,707
Decrease in prepaid expenses	6,267	10,135
Increase (Decrease) in accounts payable and accrued liabilities	1,090	(4,306)

Net Cash Provided From Operating Activities	12,638	73,222

Cash Flows From Investing Activities:
Purchase of equipment	-0-	(5,000)
Net Cash Provided (Used in) Investing Activities	-0-	(5,000)
Cash Flows From Financing Activities:
Repayments of notes payable	(8,842)	(4,668)
Net increase of related party loans	-0-	28,662
Stockholders distributions	-0-	(50,000)

Net cash provided (used) in Financing Activities	(8,842)	(26,006)
Net Increase in Cash and Cash Equivalents	3,796	42,216

Cash and Cash Equivalents at beginning of period	13,867	80,538

Cash and Cash Equivalents at end of period	$ 17,663	$ 122,754

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Income taxes	$ -0-	$ -0-
Interest expense	$ 4,006	$ 6,084
Non cash activities: Related party-contribution of note to capital	$25,000	-0-

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

AAA Public Adjusting Group, Inc was incorporated in June 2007 in the State of Florida as a holding company. Its predecessor operating subsidiary, Florida Claims Consultants, LLC was formed on March 3, 2004 in the State of Florida. On October 22, 2007, AAA Public Adjusting Group, Inc consummated an agreement with Florida Claims Consultants, LLC, pursuant to which Florida Claims Consultants, LLC, exchanged all of its Members interest for 4,000,000 shares of common stock of AAA Public Adjusting Group, Inc. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost. The consolidated, historical financial statements have been appropriately restated.

The operations of the Company are to facilitate insurance claims by insured parties by representation on their behalf with the insurance companies.

Basis of Accounting

The books and records of the Company are maintained on the accrual basis of accounting which recognizes revenues when earned, regardless of when received and expenses when incurred, regardless of when paid, which is in accordance with generally accepted accounting principles.

Principles of Consolidation

The consolidated financial statements include the accounts of AAA Public Adjusting Group, Inc. and its wholly owned subsidiary Florida Claims Consultants, LLC. All inter-company transactions and balances have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, As such not all of the information and footnotes required by generally accepted accounting principles for complete financial statements have been presented. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. The results of operations for six months ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year ended December 31 2009

AAA PUBLIC ADJUSTING GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES_- Continued

Net loss per share

Net income per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. 　Net income per share, diluted, is not presented as no potentially dilutive securities are outstanding.

Income Taxes

In accordance with SFAS 109, deferred income taxes and benefits are provided for the results of operations of the Company. The tax effects of temporary differences and carry-forwards that give rise to significant portion of deferred tax assets and liabilities are recognized as appropriate.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

AAA PUBLIC ADJUSTING GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES_- Continued

Revenue Recognition

The company recognizes revenue when earned, regardless of when received and expenses when incurred, regardless of when paid, which is in accordance with generally accepted accounting principles.

Fair Value of Financial Instruments

The Companys financial instruments include cash, accounts receivable, and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value.

Advertising.

Advertising costs, which are included in other general and administrative expenses, are expensed as costs are incurred. Advertising expenses for the six months ended June 30, 2009 and 2008 were $ 13,366 and $ 4,522 respectively.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective periods. Depreciation is computed over the estimated useful lives of the related asset (from 5 - 7 years) using the straight-line method for financial statement purposes.

The following is a summary at June 30, 2009 and December 31, 2008:

	2009	2008

Office furniture & equipment	$ 26,270	$ 26,270
Computer equipment	13,879	13,879
Leasehold improvements	2,469	2,469
Vehicles	125,167	125,167
Total equipment	167,785	167,785

Less accumulated depreciation	79,242	63,350

Net Property and Equipment	$ 88,543	$ 104,435

Depreciation expense for the six months ended June 30, 2009 and 2008 was $ 15,892 and $ 13,668 respectively.

AAA PUBLIC ADJUSTING GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 3 - NOTES PAYABLE

Notes payable consist of the following:

2009
Notes payable to financial institution payable in monthly installments of $ 517 including interest at 9.79% to maturity of February 1, 2012. The note is collateralized by an automobile	$ 14,509

Notes payable to financial institution payable in monthly installments of $ 740 including interest at 7.74% to maturity of May 13, 2014. The note is collateralized by an automobile	35,735

Notes payable to financial institution payable in monthly installments of $ 759 including interest at 6.1% to maturity of May 1, 2013. The note is collateralized by an automobile	31,654

Total Notes Payable	$ 81,898

AAA PUBLIC ADJUSTING GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 3 - NOTES PAYABLE- Continued

The future scheduled payments of notes payable are:

2009	$9,184
2010	19,452
2011	20,996
2012 and on	32,266
$ 81,898

NOTE 4 - LEASE COMMITMENTS

The Company leases its office facilities under a lease from July 1, 2008 through July 31, 2010 for the Hollywood, Florida facility. Future rent payments are approximately $ 17,300 in 2009, $ 13,500 in 2010.

The company also leases for $1,000 a month, (reduced from $2,000) an apartment from an officer and a major stockholder of the company under a new lease commencing January 1, 2009 through December 31, 2010. Future rent payments are approximately $ 6,000 in 2009, and $12,000 in 2010.

Total rent expense for the six months ended June 30, 2009 and 2008 was $ 20,220 and $ 24,761, respectively.

NOTE 5 - CONCENTRATION OF RISK

The Company has from time to time, funds in excess of the $ 250,000 Federal Deposit Insurance Corporations (FDIC) insured limits. The company has its funds in major financial institutions and does not believe there is a risk. There is no concentration of risk regarding accounts receivable, as any single receivable, net of related offsetting payables, is not material

AAA PUBLIC ADJUSTING GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable reflects funds due the company for its services. Net balances, reflecting offset for payables to insureds at June 30, 2009 and December 31, 2008 were:

	June 30, 2009	December 31, 2008

Total funds receivable	$ 181,820	$ 168,537
Payable to insured	84,710	81,617
Accounts receivable - net	$ 97,110	$ 86,920

NOTE 7 - INCOME TAXES

Prior to the merger in October, 2007, the Company was taxed as a limited liability company. As such, income taxes and loss benefits were recognized individually by the limited liability members.

For financial statement purposes for the year ending December 31, 2008, the reported provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate of 34% to the loss before income taxes as follows:

Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	4
Valuation allowance	(38)
Effective income tax rate	0%

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Companys ability to utilize its net operating loss carry forward is uncertain and thus a valuation reserve has been provided.

As of December 31, 2008, the company had approximately $123,000 of tax loss carry-forwards, that expire by 2023.

AAA PUBLIC ADJUSTING GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 8 - CAPITAL TRANSACTIONS

Pursuant to 504 of Regulation D of the Securities Act, the company sold 10,849 shares of restricted common stock for $ 59,995 in the last quarter of 2007 and 5,183 shares of restricted common stock in January 2008 for $ 28,662.

The Company has submitted an S-1 registration statement with the Securities and Exchange Commission to register for sale 16,032 shares of common stock to be sold by existing shareholders. This registration statement was declared effective on June 5, 2009.

NOTE 9 - RELATED PARTY ACTIVITY

Consulting Fees

For the six months ending June 30, 2009 and 2008, officers of the company received consulting fees of $-0- and $ 18,975, respectively.

Notes Payable

A $25,000 unsecured promissory note, bearing interest at 12% and due on or before June 1, 2009, was contributed to capital during the quarter ending March 31, 2009.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued FASB Statements No. 141 (revised 2007), "Business Combinations" ("FAS 141(R)") and No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("FAS 160"). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-

controlling interests in consolidated financial statements. The provision of FAS 141 ( R) and FAS 160 are effective for the fiscal year beginning after December 15, 2008. The Company is currently evaluating the provisions for FAS 141 ( R) and FAS 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), requiring disclosures about derivative instruments, and related hedged items. The Company does not believe that application of this FASB would have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3").　　This was to clarify the application of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), for a market that is not active.　　　This clarification did not have a material effect on our financial statements

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Our company is a consumer advocate, licensed by the Florida Department of Insurance as "public insurance adjusters" to protect consumers rights. A public insurance adjuster is an authority on loss adjustments that property owners can retain to assist in preparing, filing, and adjusting their insurance claims. Ones home or business is often the client largest investment, and FCC has earned millions of dollars for its clients

We are owned and operated by claims professionals; including our independent contractors who some are also shareholders, collectively we offer the industry more than 100 years combined experience handling all types of insurance claims. FCC is committed to representing the client interest in evaluating and presenting a claim to the insurance company responsible for payment.

Our business is dedicated to representing clients interests by maximizing and expediting their financial recovery and to make sure policy provisions are fully adhered to. Insurance companies have the benefit of their claims representatives estimating property damage, the property owner needs an advocate to ensure proper payment is made.

We believe the current economic environment will not materially or adversely affect our business. Our current cash position along with cash flow from continuing operations will be adequate to sustain operations into the foreseeable future.

Results of Operations

Revenue

For the six months ended June 30, 2009, revenue was $577,179 compared with $925,428 for the six months ended June 30, 2008. This decrease of $348,249 or approximately 38% is due to the diminishing number of hurricane related claims.

Commission to Adjusters

Commission expenses for adjusters for the six months ended June 30, 2009, was $331,727 or approximately 57% of revenue compared with $517,912 or 56% of revenue, for six months ended June 30, 2008.

It is not uncommon for some of our employees, who also hold a public adjuster license, to earn commissions. For the period ended June 30, 2009, only one of our employees earned $5,016 in commissions. These commissions can be earned by employees on their off hours, acting as a marketer, whereas they either sign on a client for our services or refers these clients to one of our other adjusters. This commission expense is included under the "commission to adjusters" line item within the statement of operations.

Consulting Services

Consulting expenses for the six months ended June 30, 2009 was $38,990 compared to $27,461 for the six months ended June 30, 2008. This increase of $11,529 in expenses is mainly attributed to regulatory oversight.

Payroll

Payroll expense for the six months ended June 30, 2009 was $67,228 compared to $127,866 for the six months ended June 30, 2008. This decrease of $60,638 or approximately 47% is mainly attributed to the decision of the CEO and CFO to deeply cut their respective salaries as the company realigns itself to the changing economic conditions.

Other General and Administration Expenses

For the six months ended June 30, 2009, other general and administration expenses were $132,556, compared to $202,112 for the six months ended June 30, 2008. This decrease of $69,556 or approximately 34% was mainly attributed to various cost reductions.

Net Income

The net income for the six months ended June 30, 2009 was $2,672 compared with $6,284 for the six months ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2009, the company had $17,663 in available cash, an increase of $3,796 from December 31, 2008. Net cash provided by operating activities was $12,638. Net cash used in financing activities were $8,842 due to repayment of loans.

We anticipate that our existing cash and projected cash flows from continuing profitable operations will be sufficient to support our operations for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "1934 Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer

Concluded; that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

Part II

Item 1. Legal Proceedings

None

Item 1.a.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits
31.1	Certification by Frederick Antonelli, Chief Executive Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act
31.2	Certification by Kevin Monahan, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 302 of the Sarbanes-Oxley Act
32.1	Certification by Frederick Antonelli, Chief Executive Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification by Kevin Monahan, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 10, 2009	AAA Public Adjusting Group, Inc.

	By:	/s/ Frederick Antonelli
Frederick Antonelli, President and CEO

Date: August 10, 2009	AAA Public Adjusting Group, Inc.

	By:	/s/ Kevin Monahan
Kevin Monahan, CFO, Principal Accounting Officer