Form 10-Q
period 2009-09-30
AAA PUBLIC ADJUSTING GROUP, INC.
filed 2009-11-13
CIK 1424718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [ ] No [X]

The registrant had 6,016,032 shares of common stock outstanding as of November 11, 2009

AAA PUBLIC ADJUSTING GROUP, INC

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2009 and DECEMBER 31, 2008

	2009 (UNAUDITED)	2008
Assets

Current Assets
Cash and cash equivalents	25,912	$ 13,867
Accounts receivable - net of allowance for bad debts of $5,595 and $ 5,595, respectively	84,393	168,537
Prepaid expenses	2,229	8,896
Total current assets	112,534	191,300

Property, plant and equipment - net	81,008	104,435

Total Assets	$ 193,542	$ 295,735

Liabilities and Stockholders Equity

Current Liabilities:
Notes payable - current portion	$ 19,085	$ 18,026
Notes payable - related parties	-0-	25,000
Accounts payable and accrued liabilities	56,333	76,881
Accounts payable to insured	22,516	81,617

Total current liabilities	97,934	201,524

Long Term Liabilities
Notes Payable - net of current	58,265	72,714

Total long term liabilities	58,265	72,714
Total Liabilities	156,199	274,238
Stockholders Equity

Preferred Stock (20,000,000 shares authorized at $.0001 par, no shares issued)

Common Stock (50,000,000 shares authorized at $.0001 par, 6,016,032 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)

	-0- 602	-0- 602
Additional paid in capital	116,456	91,456
Accumulated deficit	(79,715)	(70,561)

Total Stockholders Equity	37,343	21,497
Total Liabilities and Stockholders Equity	$ 193,542	$ 295,735

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	Three Months	Ended	Nine Months	Ended
	2009	2008	2009	2008
Revenues (net)	$ 298,378	$ 480,465	$ 875,557	$ 1,405,893

Operating Expenses:
Commissions to adjusters	187,473	251,171	519,200	769,083
Consulting services - related parties	-0-	-0-	-0-	18,975
Consulting services - other	13,780	24,787	52,770	52,248
Payroll	43,803	43,300	111,031	171,166
Other general and administrative expenses	63,871	134,749	196,427	336,861
Total operating expenses	308,927	454,007	879,428	1,348,333

Net Income from operations	(10,549)	26,458	(3,871)	57,560
Other income (expense)
(Loss) on sale of fixed assets	-0-	-0-	-0-	(18,734)
Interest (expense)	(1,277)	(2,583)	(5,283)	(8,667)

Net Income Before Income Taxes	(11,826)	23,875	(9,154)	30,159
Provision for Income Tax	-0-	(5,944)	-0-	(5,944)

Net Income	$ (11,826)	$ 17,931	$ (9,154)	$ 24,215

Net income per common share, basic	$ (0.00)	$ 0.00	$(0.00)	$ 0.00

Weighted average number of common shares outstanding	6,016,032	6,016,032	6,016,032	6,015,089

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009	2008
Cash Flows From Operating Activities:
Net Income (Loss)	$ (9,154)	$ 24,215

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used in) Operating Activities:
Depreciation	23,427	22,139
Loss on sale of fixed assets	-0-	-0-
Provision for Bad Debts		8,992
Decrease (Increase) in operating assets and liabilities:
(Increase) Decrease in accounts receivable	84,144	(6,389)
Decrease in prepaid expenses	6,667	12,260
Increase (Decrease) in accounts payable and accrued liabilities	(79,649)	33,175
Increase in Income Tax Payable	-0-	5,942
Net Cash Provided From Operating Activities	25,435	99,886

Cash Flows From Investing Activities:
Purchase of equipment	-0-	(34,881)
Net Cash Provided (Used in) Investing Activities	-0-	(34,881)
Cash Flows From Financing Activities:
Repayments of notes payable	(13,390)	40,293
Net increase (decrease) of related party loans	-0-	(50,000)
Stockholders distributions	-0-	28,662

Net cash provided (used) in Financing Activities	(13,390)	18,955
Net Increase in Cash and Cash Equivalents	12,045	83,960

Cash and Cash Equivalents at beginning of period	13,867	80,538

Cash and Cash Equivalents at end of period	$ 25,912	$ 164,498

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Income taxes	$ -0-	$ -0-
Interest expense	$ 5,283	$ 8,667
Non cash activities: Related party-contribution of note to capital	$25,000	-0-

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such not all of the information and footnotes required by generally accepted accounting principles for complete financial statements have been presented. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. The results of operations for nine months ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year ended December 31 2009.

AAA PUBLIC ADJUSTING GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

SEPTEMBER 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES_- Continued

Revenue Recognition

The company recognizes revenue when earned, regardless of when received and expenses when incurred, regardless of when paid, which is in accordance with generally accepted accounting principles.

Fair Value of Financial Instruments

The Company financial instruments include cash, accounts receivable, and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value.

Advertising.

Advertising costs, which are included in other general and administrative expenses, are expensed as costs are incurred. Advertising expenses for the nine months ended September 30, 2009 and 2008 were $ 20,514 and $ 10,814 respectively.

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

The following is a summary at September 30, 2009 and December 31, 2008:

	2009	2008

Office furniture & equipment	$ 26,270	$ 26,270
Computer equipment	13,879	13,879
Leasehold improvements	2,469	2,469
Vehicles	125,167	125,167
Total equipment	167,785	167,785

Less accumulated depreciation	86,777	63,350

Net Property and Equipment	$ 81,008	$ 104,435

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $ 23,427 and $ 22,139 respectively.

AAA PUBLIC ADJUSTING GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 3 - NOTES PAYABLE

Notes payable consist of the following:

2009
Notes payable to financial institution payable in monthly installments of $ 517 including interest at 9.79% to maturity of February 1, 2012. The note is collateralized by an automobile	$ 13,304

Notes payable to financial institution payable in monthly installments of $ 740 including interest at 7.74% to maturity of May 13, 2014. The note is collateralized by an automobile	34,195

Notes payable to financial institution payable in monthly installments of $ 759 including interest at 6.1% to maturity of May 1, 2013. The note is collateralized by an automobile	29,851

Total Notes Payable	$ 77,350

AAA PUBLIC ADJUSTING GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 3 - NOTES PAYABLE- Continued

The future scheduled payments of notes payable are:

2009	$ 4,636
2010	19,452
2011	20,996
2012 and on	32,266
$ 77,350

NOTE 4 - LEASE COMMITMENTS

The Company leases its office facilities under a lease from July 1, 2008 through July 31, 2010 for the Hollywood, Florida facility. Future rent payments are approximately $ 8,650 in 2009, $ 13,500 in 2010.

The company also had leased for $1,000 a month, (reduced from $2,000) an apartment from an officer and a major stockholder of the company under a new lease commencing January 1, 2009 through December 31, 2010. This lease was cancelled on July 1, 2009 with no penalty nor future rents due.

Total rent expense for the nine months ended September 30, 2009 and 2008 was $ 26,222 and $ 31,120, respectively.

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

SEPTEMBER 30, 2009

NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable reflects funds due the company for its services. Net balances, reflecting offset for payables to insured at September 30, 2009 and December 31, 2008 were:

	June 30, 2009	December 31, 2008

Total funds receivable	$ 84,393	$ 168,537
Payable to insured	22,516	81,617
Accounts receivable - net	$ 61,877	$ 86,920

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

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company ability to utilize its net operating loss carry forward is uncertain and thus a valuation reserve has been provided.

As of December 31, 2008, the company had approximately $123,000 of tax loss carry-forwards, that expire by 2023.

AAA PUBLIC ADJUSTING GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 8 - CAPITAL TRANSACTIONS

Pursuant to 504 of Regulation D of the Securities Act, the company sold 10,849 shares of restricted common stock for $ 59,995 in the last quarter of 2007 and 5,183 shares of restricted common stock in January 2008 for $ 28,662.

The Company had submitted an S-1 registration statement with the Securities and Exchange Commission to register for sale 16,032 shares of common stock to be sold by existing shareholders. This registration statement was declared effective on June 5, 2009.

NOTE 9 - RELATED PARTY ACTIVITY

Consulting Fees

For the nine months ending September 30, 2009 and 2008, officers of the company received consulting fees of $-0- and $ 18,975, respectively.

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

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3").　　This was to clarify the application of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), for a market that is not active.　　　This clarification did not have a material effect on our financial statements

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Our company is a consumer advocate, licensed by the Florida Department of Insurance as "public insurance adjusters" to protect consumer rights. A public insurance adjuster is an authority on loss adjustments that property owners can retain to assist in preparing, filing, and adjusting their insurance claims. Ones home or business is often the client largest investment, and FCC has earned millions of dollars for its clients

We are owned and operated by claims professionals; including our independent contractors who some are also shareholders, collectively we offer the industry more than 100 years combined experience handling all types of insurance claims. FCC is committed to representing the client interest in evaluating and presenting a claim to the insurance company responsible for payment.

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

Results of Operations Three Months Ended September 30, 2009

Revenue

For the three months ended September 30, 2009, revenue was $298,378 compared with $480,465 for the three months ended September 30, 2008. This decrease of $182,087 or approximately 37% is due to the diminishing number of hurricane related claims.

Commission to Adjusters

Commission expenses for adjusters for the three months ended September 30, 2009, was $187,473 or approximately 63% of revenue compared with $251,171 or 52% of revenue, for three months ended September 30, 2008.

Consulting Services

Consulting expenses for the three months ended September 30, 2009 was $13,780 compared to $24,787 for the three months ended September 30, 2008.

Payroll

Payroll expense for the three months ended September 30, 2009 was $43,803 compared to $42,082 for the three months ended September 30, 2008.

Other General and Administration Expenses

For the three months ended September 30, 2009, other general and administration expenses were $63,871 compared to $134,749 for the three months ended September 30, 2008. This decrease of $70,878 or approximately 53% was mainly attributed to various cost reductions.

Net Income

The net income for the three months ended September 30, 2009 was $(11,826) compared with $17,931 for the three months ended September 30, 2008.

Liquidity and Capital Resources

At September 30, 2009, the company had $25,912 in available cash, an increase of $12,045 from December 31, 2008. Net cash provided by operating activities was $25,435. Net cash used in financing activities were $13,390 due to repayment of loans.

We anticipate that our existing cash and projected cash flows from continuing profitable operations will be sufficient to support our operations for at least the next twelve months.

Results of Operations Nine Months Ended September 30, 2009

Revenue

For the nine months ended September 30, 2009, revenue was $875,557 compared with $1,405,893 for the nine months ended September 30, 2008. This decrease of $530,336 or approximately 38% is due to the diminishing number of hurricane related claims.

Commission to Adjusters

Commission expenses for adjusters for the nine months ended September 30, 2009, was $519,200 or approximately 59% of revenue compared with $769,083 or 55% of revenue, for nine months ended September 30, 2008.

Consulting Services

Consulting expenses for the nine months ended September 30, 2009 was $52,770 compared to $52,248 for the nine months ended September 30, 2008.

Payroll

Payroll expense for the nine months ended September 30, 2009 was $111,031 compared to $171,166 for the nine months ended September 30, 2008. This decrease of $60,135 or approximately 35% is mainly attributed to the decision of the CEO and CFO to cut their respective salaries as the company realigns itself to the changing economic conditions and the costs of becoming a publicly traded company.

Other General and Administration Expenses

For the nine months ended September 30, 2009, other general and administration expenses were $196,427 compared to $336,861 for the nine months ended September 30, 2008. This decrease of $140,434 or approximately 42% was mainly attributed to various cost reductions.

Net Income

The net income for the nine months ended September 30, 2009 was $(9,154) compared with $30,159 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

At September 30, 2009, the company had $25,912 in available cash, an increase of $12,045 from December 31, 2008. Net cash provided by operating activities was $25,435. Net cash used in financing activities were $13,390 due to repayment of loans.

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
Date: November 13, 2009	AAA Public Adjusting Group, Inc.

	By:	/s/ Frederick Antonelli
Frederick Antonelli, President and CEO

Date: November 13, 2009	AAA Public Adjusting Group, Inc.

	By:	/s/ Kevin Monahan
Kevin Monahan, CFO, Principal Accounting Officer