Form 10-K
period 2009-12-31
AAA PUBLIC ADJUSTING GROUP, INC.
filed 2010-05-05
CIK 1424718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-153679

AAA PUBLIC ADJUSTING GROUP.

(Exact name of Registrant as specified in its charter)

FLORIDA	26-0325410
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1926 Hollywood Blvd., Suite 100 Hollywood 33020
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: 954-894-0043

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of exchange on which registered

Securities registered pursuant to Section 12 (g) of the Exchange Act: Common Stock Par Value $.00001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

State issuer's revenues for its most recent fiscal year ended December 31, 2009: $1,096,859.

As of March 30, 2010, there were 6,016,032 shares of the issuer's common stock issued and outstanding. Affiliates of the issuer own 6,000,000 shares of the issuer's issued and outstanding common stock and the remaining 16,032 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at May 4, 2010 was $96,934.

DOCUMENTS INCORPORATED BY REFERENCE:

There are documents incorporated by reference in this Annual Report on Form 10-K, which are identified in Part III, Item 13.

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors of the issuer and subsidiaries and/or persons or firms owning 10% or more of issuer's common stock, both of record and beneficially.

PART I

Forward-Looking Statements and Risk Factors

Certain information included in this Form 10-K and other materials filed or to be filed by AAA Public Adjusting Group Inc.. ("AAA," the “Company”, "we", "us" or "our") with the Securities and Exchange Commission (as well as information included in oral or written statements made from time to time by us, may contain forward-looking statements about our current and expected performance trends, business plans, goals and objectives, expectations, intentions, assumptions and statements concerning other matters that are not historical facts. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe", "plan", "will likely result", "expect", "intend", "will continue", "is anticipated", "estimate", "project", "may", "could", "would", "should" and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements.

Those statements include statements regarding our intent, belief or current expectations, and those of our officers and directors and the officers and directors of our subsidiaries as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results and the timing of certain events may differ materially from those contemplated by such forward-looking statements.

We are filing the following summary to identify important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, or circumstances arising after the date that the forward-looking statement was made.

The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending, including the armed conflict in Iraq or other potential countries; various factors which increase the cost to develop airships, including factors under the influence and control of government agencies and others; fluctuations in the availability and/or cost of helium, carbon fiber or other resources necessary to successfully assemble our airships; our Company's ability to raise prices sufficiently to offset cost increases, including increased costs for resources; the feasibility and commercial viability of our Stratellite project; related contemplated funding from third parties to finance the project, and necessary cooperation with various military and non-military agencies of the United States government, and similar agencies of foreign governments; depth of management and technical expertise and source of intellectual and technological resources; adverse publicity about us and our airships; relations between our Company and its employees and partners; legal claims and litigation against the Company; including the recently commenced SEC lawsuit; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Annual Report on Form 10-K. This statement, and any other statements that are not historical facts, are forward-looking statements.

This annual report also contains certain estimates and plans related to the airship industry. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth will exist, if any, in the market for lighter than air unmanned aerial vehicles. Our growth will be dependent upon our ability to compete with larger, well-established companies. If our assumptions are wrong about any events, trends and activities, then our estimates for the future growth of AAA and our consolidated business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

ITEM 1. BUSINESS

Our Company

We were incorporated in the State of Florida on June 1, 2007. Our total authorized stock consists of 50,000,000 common shares and 20,000,000 preferred. Our fiscal year end date is December 31. On October 22, 2007, we acquired all of the outstanding membership interest of Florida Claims Consultants, LLC., for the issuance of 4,000,000 shares of our common stock to the Florida Claims Consultants, LLC holders, pursuant to a purchase agreement and share exchange between Florida Claims Consultants, LLC and us. Pursuant to the Agreement, Florida Claims Consultants, LLC became our wholly owned subsidiary. We entered into this agreement in order to pursue our business plan of acting as a holding company for companies in the public adjusting business. This transaction was a related party transaction since Frederick Antonelli and Karl Bach were the principal stockholders of Florida Claims Consultants and us prior to the merger and therefore, this transaction was not an arms length transaction. No finder fees or compensation, direct or indirect, were paid in connection with this merger. In the future it is possible that we may enter into additional transactions with companies in this industry in furtherance of these business objectives. Currently, we do not have any contemplated acquisitions and have not had any discussions with companies in the industry to complete such a transaction.

Our wholly owned subsidiary, Florida Claims Consultants (FCC) is a consumer advocate licensed by the Florida Department of Insurance as "public insurance adjusters" to protect consumer rights. A public insurance adjuster is an authority on loss adjustments that property owners can retain to assist in preparing, filing, and adjusting their insurance claims. Ones home or business is often the clients largest investment, and over the past two years FCC has successfully processed claims for approximately 536 clients in 2008 and 950 in 2007.

Currently, we operate only in Florida.

Florida Claims Consultants is owned and operated by claims professionals with more than 100 years combined experience handling all types of insurance claims. FCC is committed to representing the clients interest in evaluating and presenting a claim to the insurance company responsible for payment.

Florida Claims Consultants is dedicated to representing clients interests by maximizing and expediting their financial recovery and makes sure policy provisions are fully adhered to. Insurance companies have the benefit of their claims representatives estimating property damage, the property owner needs an advocate to ensure proper payment is made.

FCC has the experience and knowledge to interpret policy language to assure clients receive proper payment for all covered damages. FCC completes a full assessment of the loss, prepares the necessary documentation and represents the client to the insurance carrier. FCC specializes in the areas of First party commercial, residential, and marine insurance.

FCC assisted residential and commercial property owners obtain upward adjustments on thousands of insurance claims.

Hurricane and other causes of damage, carry a five year statute of limitations, even if funds have already been distributed and the case closed by the insurance carrier. Likewise, it is rare that a client of FCC surrenders the rights to an additional claim if new damage is discovered. In recent cases where the insurance carrier paid little or no compensation, FCC was able to obtain the financial recovery in the range of 100-1000%+ more than the original payment.

BUSINESS DEVELOPMENT .

We were incorporated in the State of Florida on June 1, 2007, as a holding company for our wholly owned subsidiary company, Florida Claims Consultants, LLC.

PRINCIPAL PRODUCTS AND SERVICES .

What is a Public Adjuster?

FCC is a public adjusting company, licensed by the Florida Department of Financial Services (FLDFS), the same regulatory agency that controls the insurance company’s adjuster. As such, it represents both commercial and residential property owners in their claims for damage to their property, from all types of covered losses. Public adjusters are the only adjusters who do not represent the interest of the insurance carrier but rather those of the policyholder. FCC specializes in the detailed assessment of damage in order to maximize the recovery of the policy holder.

Who is our Target Market?

As public adjusters, FCC specializes in servicing clients from three categories:

Residential

Commercial

Marine

What Type of Claims are Handled

FCC handles all aspects of property damage claims on behalf of the policy holder. Consumers are usually unaware of the fine details of their policy and therefore not able to determine what they are entitled to under their policy provisions. FCC relieves them of the stress and aggravation of dealing with their insurance company, as well as making every effort to maximize their settlement. FCCs knowledge and experience makes it possible for the Company to better interpret policy language as it applies to a claim.

Examples of common claims handled:

Hurricanes / Tornados

Fire / Smoke

Water Damage

Roof Leaks

Windstorms / Hail

A/C Leaks

Broken Water Pipes

Collapse

Falling Objects

Vandalism

Theft

Lighting

Electrical Surge

Marine

How Are Claims Handled and the Use of "EDNAS?"

EDNAS is a workflow method utilized by FCC to streamline operations and along with its specialization technique ensures efficient and accurate processing of their clients financial recovery.

EDNAS: Evaluate-Document-Negotiate-Advise-Settle

Evaluate . FCC begins by creating a detailed estimate of the cost associated with all areas of coverage within the policy.

Document . The Company documents all evidence to substantiate its estimate, including the scope of the damage, the current pricing for repair or replacement, applicable building code and Florida statutes.

Negotiate . FCC aggressively negotiates with insurance carriers on behalf of property owners, who would otherwise have no way to determine if they were being properly compensated.

Advise . FCC discusses the claims and its negotiation with the client Insurance carrier to ensure every concern of the client has been met.

Settle . FCC achieves what it considers a fair settlement, through negotiation. As licensed appraisers, FCC will represent the policy holder at an arbitration-like proceeding or work with an attorney experienced in 1 st party claims to prepare for litigation. All of this is done at no extra cost to the consumer.

How Do We Make Money

FCC is paid on a contingency basis (anywhere from 10-20% of the net settlement amount) This contingency fee is based on a sliding scale predicated on the type of damage, cost level of damage and negotiated accordingly between the adjustor and the client. There are no other fees or costs charged by the Company, and FCC collects its fees only when a settlement has been paid. There is no upfront cost to retain FCC, thus a successful slogan often used by the Company is:

"No Recovery / No fee = No Risk."

Another key element is that FCC can be retained to represent a property owner at any point in the claim process, even after an initial settlement check has been issued by the carrier, and cashed by the insured. Many people believe the myth that cashing a check precludes an additional recovery, and that it implies final acceptance. Over the last 2-3 years, FCC has reopened thousands of underpaid hurricane claims resulting in millions of dollars in additional recoveries. In Florida, as in most other states, FCC can reopen a claim, which the carrier deems closed, up to five years from the date of loss. This becomes an important fact in light of the many hurricanes to hit Florida over the last few years, and the prediction of the globe entering a period of increased hurricane activity, for the next 10-20 years, as stated by the National Hurricane Center director Max Mayfield on CNN.com on June 6, 2006. Such natural disasters only contribute to FCC historical and future success.

Many property owners have been victimized twice, first by the disaster, then by having cases closed by their carriers with settlements insufficient to repair their homes or businesses. It is not uncommon for FCC to achieve settlements 200%-300% greater than the initial payment (in some cases, the results of FCC efforts have been greater than 10x the original payment). FCC has given countless clients the ability to repair their homes and regain their lives when all hope was lost.

DISTRIBUTION

FCC will attract and maintain its share of the market by building on its solid foundation of satisfied customers and through the valuable commodity of referrals by satisfied clients accompanied with unique and powerful advertising and client education. The Company continues its efforts to educate the property owning public about its industry. It is estimated that 90% of policyholders are unaware that they have the right to have a state licensed insurance professional represent their interest. Public adjusters are the best kept secret in the insurance industry, and the insurance companies like it that way!

Through various marketing methods, such as print, radio and television advertising, FCC educates property owners about the importance of having a licensed professional represent their interests in the claims process. People unaware of public adjusters are not likely to know what to search for online. However, FCC utilizes pay per click networks to obtain a high ranking when someone uses a search engine to find a public adjuster.

FCC also gains community outreach through local chambers of commerce and civic organizations. FCC raises public awareness of the benefits of proper representation for property damage claims.

Concentrated public relations efforts will attract significant media coverage, because the press is more likely to write about companies with obvious consumer benefits. While a portion of the marketing budget will drive statewide initiatives, regional advertising budgets are directed toward areas affected by natural disasters.

COMPETITIVE BUSINESS CONDITIONS

The competitive marketplace can be divided into 4 groups:

1. Opportunist

2. Mom & Pop

3. Mid Tier

4. Large Tier

The first three classes, opportunist (public adjusters who work in major disasters and often have regular jobs outside of adjusting, mom & pop (small family owned adjusters or law firms with under 6 employees), mid tier (company that expand and contract employees with storm activity and handle small demographical areas) are often overwhelmed and their claims processing is longer than that of a large company with a dedicated staff. The last, larger tier companies are those with larger demographical areas and which sustain a large employee and adjuster base throughout the year regardless of storm activity.

Examples of some direct competitors of FCC :

Ameriloss Public Adjusters

Epic Group

Lesser and Company

BCH Consulting Inc.

Prime State Public Adjusters

Statewide there are about 121 competitors as stated in Adjusting Today, a trade publication often reporting on competitor activity. It is commonly known in the industry that small to mid tier companies rely on their independent contractors to provide more sundry tasks, whereas we strive to have our in house staff provide those tasks for them, thereby allowing our licensed adjusters to perform a specialized task within the operational processes.

Small and mid tier companies also grow and compresses their staff with storm activity and its marketing surges. Because of these growth and compressions of their staff, small and mid tier companies may have difficulty in generating referral business. FCC is working to minimize these common problems in the industry by keeping sufficient staff regardless of storm activity to maintain a stable workforce without turnover. Hence our staff can hope to provide the customer with service necessary to foster referral business and where previous clients have an increased level of confidence when dealing with the same staff.

Small and mid tier companies may have difficulty in comparison to a large company since there staff are commonly smaller, thereby limiting their technical strength to represent their clients in many types of damage scenarios. FCC has a group of licensed adjustors with an average experience level of experience level at about 16 years. We hope that by having a group of adjustors with a good experience level, we can offer our clients a wider range of experience for many types of claims.

Another important component of the unique position of FCC over its competitors is its involvement in FAPIA. FAPIA is Florida Association of Public Insurance Adjusters and even though it is just statewide, it is larger in the amount of members than its nationwide counterpart. In comparison FAPIA has 500 members compared with 200 at NAPAIA, as stated in there respective websites. Our director Karl Bach served on the board at FAPIA in 2006. Through his position on this organization FCC can obtain a great amount of information in regard to its industry and any changes that may be developing. Moreover, FCC will have first knowledge of any new competitive force that may be entering the market and can assist FCC in acting accordingly.

EMPLOYEES

We currently have four full time employees. Also, within the everyday operations of the business of public adjusting, we often utilize approximately 12-18 subcontractors (adjustors) at any given time.

GOVERNMENTAL REGULATION ISSUES

We currently operate solely in the state of Florida and are subject to comprehensive regulation and supervision by government agencies in the state in which we do business. Furthermore, we currently hold licenses to conduct business solely in Florida. The primary purpose of such regulation and supervision is to provide safeguards for our clients as policy holders of insurance carriers, rather than to protect the interests of stockholders. The laws of various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing to transact business, licensing of adjusters and regulating commission rates

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

 A. Mr. Antonelli is our only officers and Mr. Antonelli and Mr. Bach are our only directors and own approximately 66 percent of the Company’s common stock, and may approve or take actions that may be adverse to your interests

Mr. Antonelli and Mr. Bach own approximately 66 percent of the outstanding common stock and an equal voting power. As a result, they alone will be able to exercise control over many matters requiring approval by the board of directors or our stockholders. As a result, they will be able to:

•	Control the composition of our board of directors;
•	Control our management and policies;
•	Determine the outcome of significant corporate transactions.

Additionally, it should be clear that the interests of Mr. Antonelli and Mr. Bach may differ entirely from the other shareholders interest.

B. We Compete in a Regulated Industry, Which May Result in Increased Expenses or Restrictions on our Operations

Currently, we operate only in Florida, and are subject to comprehensive regulation and supervision by government agencies. The primary purpose of such regulation and supervision is to provide safeguards for our clients as policy holders of insurance carriers rather than to protect the interests of stockholders. The laws of various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing to transact business, licensing of adjusters and regulating commission rates.

We act as a consumer advocate licensed by the Florida Department of Insurance, as Public Insurance Adjusters. We are regulated and supervised by the state of Florida through the Florida Department of Insurance and Florida Department of Financial Services. Any changes to the regulations under which we operate are usually through the State of Florida or the Department of Insurance. An example of regulations that may restrict our business would be changes in the amount of commission we may charge. Currently there is a cap of 20%, and we do not foresee any changes to this commission structure in the near future. The Department of Financial Services ensures compliance and enforces the rules of the statutes and responds to any customer complaints. Increased expenses can occur if those agencies decide to increase expenses for continuing education, yearly membership renewals and bond fees, which regulate liability insurance. Any such event, in a state where we have substantial operations, such as Florida, could substantially affect the profitability of our operations in such state, or cause us to change our marketing focus.

C. We May Not be Able to Continue to Acquire Clients in Sufficient Amounts to Operate Efficiently and Profitability

Our success depends upon the general acceptance of our services by the public both private and commercial. If these groups do not embrace the services of a public adjuster, our operations will be adversely affected. The market for public adjusters, although not new, is however in its early stages of development and awareness by the public. We cannot assure that a sufficiently broad base of consumers and businesses will adopt, and continue to use, the services of public adjusters. Our business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in acquiring new business in this area.

D . If We Are Unable To Retain and Attract Qualified Personnel, Our Business Could Suffer

Our current and future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled adjusters, managerial, sales and marketing, customer service and professional personnel. We may be unable to successfully attract, assimilate or retain sufficiently qualified personnel. If we fail to retain and attract the necessary managerial, sales and marketing and customer service personnel our business could suffer.

E. There is no market for the companys securities and if no market develops investors will be unable to sell their securities

We have filed this registration statement to create a public market in which these securities can be freely sold, and to ensure that the resale of shares, under this registration statement, is made in accordance with federal law, if declared effective. If this registration statement is not declared effective and we fail to create a public market, the stockholders may not be able to resell their shares, which will present a liquidity risk to investors.

There is no established public trading market or market maker for our securities. There can be no assurance that a market for our common stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our securities you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

We may be unable to locate a market maker that will agree to sponsor our securities. Even if we do locate a market maker, there is no assurance that our securities will be able to meet the requirements for a quotation or that the securities will be accepted for listing on the OTCBB.

We intend to apply for listing of the securities on the OTCBB, but there can be no assurance that we will be able to obtain this listing.

F. The funds raised in our private placement will not be available to invest in our business.

We have raised $88,656.96 in our private placement and thus far our estimated costs related to this offering are $81,153.48. Therefore, as already nearly 92% of the funds have been utilized, most if not all of these funds raised will not be available to invest in our business. We have raised these funds to assist in the expenses of this registration statement in hopes to create a public market in which these securities can be freely sold, and to ensure that the resale of shares, under this registration statement, is made in accordance with federal law, if declared effective and if a public market develops.

G. Our revenues are volatile during natural disasters, without these storms our revenue is negatively impacted.

Our business of public adjusting depends on clients with damages to their property. The more damage the higher the resulting claim and subsequent commission earned by us. Therefore, during times of storm inactivity our revenues are negatively impacted.

H. All of our revenue is currently derived from operations in Florida, this demographic concentration of revenue may severely impact our revenue if regulatory changes impede our operations.

Currently, we operate only in Florida, and our revenue is completely dependent on this demographic concentration. We are regulated and supervised by government agencies, which govern licensing to transact business, licensing of adjusters and regulating commission rates, within our industry. If any changes are made by this regulatory body within the state of Florida, it could have a material effect on our revenue.

 Other Investment Risk Factors

A. Absence of Dividends Now and in the Near Future May Affect a Stockholders Return on Investment

We have never paid dividends. We do not anticipating declaring or paying dividends in the foreseeable future, and we intend to retain any future earnings to finance its growth. Our dividends will be at our Board of Directors discretion and contingent upon our financial condition, earnings and capital requirements.

B. Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stock.

Our common stock is subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the SEC defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.  In addition, various state securities laws impose restrictions on transferring penny stocks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Company is not required to include the disclosure in this Item 1B.

ITEM 2. PROPERTIES

The Company leases its new office in Hollywood, Florida facility under a lease commencing from May 1, 2010 through April 30, 2011 at a minimum annual rent of $ 12,720 (payable monthly) inclusive of related sale taxes and utilities.  The Company terminated the lease at its old Location on April 29, 2010.

The Company had leased for $ 1,000 a month, an apartment and storage facility from an officer and a major stockholder of the company under a lease commencing January 01, 2009 through December 31, 2010.  This lease was cancelled on July 1, 2009 with no future rents or penalties were due.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. (Removed and Reserved)

Not applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were put to a shareholder vote during the period ended December 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

(a) MARKET PRICE

Effective August 20, 2009 our shares of common stock have been quoted on the Over the Counter Bulletin Board under the symbol “AAAA.”

The following information sets forth the high and low bid price of our common stock during fiscal 2009 and 2008 and was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW

CALENDAR 2009
Quarter Ended March 31 (1)	$0.00	$0.00
Quarter Ended June 30 (1)	$0.00	$0.00
Quarter Ended September 30	$5.00	$5.00
Quarter Ended December 31	$6.05	$5.00
(1) Trading the stock did not commence until August 20, 2009.

(b) HOLDERS

As of the date of this report, there were approximately 29 holders of our common stock.

(c) DIVIDENDS

The Company has never paid a dividend and does not anticipate that any dividends will be paid in the foreseeable future.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2009, under which our common stock is authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	$—	—
Equity compensation plans not approved by security holders	—	—	—
Total	0	$—	—

Recent Sales of Unregistered Securities; Use of Proceeds

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2009, the Company and the Affiliated Purchasers (as defined in Rule 10b-18(a)(3)) did not engage in any repurchases of the Company securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected historical financial data for the periods indicated. The selected statement of operations data for the years ended December 31, 2009 and 2008, and the selected balance sheet data as of December 31, 2009 and 2008, have been derived from our audited financial statements and related notes thereto included elsewhere in this annual report.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this annual report.

	Year Ended December 31,
	2009	2008

Statement of Operations Data:
Revenue	$1,096,859	$1,675,959
Operating expenses
General and administrative expenses	279,968	454,265
Commissions to Adjusters	631,927	1,019,713
Salaries and related expenses	162,431	210,029
Consulting Services	52,770	292,799
Loss from operations	(30,237)	(112,295)
Other income (expense)	(6920)	(11,196)
Net loss	$(37,157)	$(123,491)
Net loss per share
Basic and diluted	$(0.01)	$(0.02)

	As of December 31,
	2009	2008

Balance Sheet Data:
Cash and cash equivalents	$12,404	$13,867
Accounts Recievable	84,860	168,537
Prepaid Expenses	—	8,896
Total assets	171,756	295,735
Total liabilities	162,416	274,238
Stockholders’ Equity	9,340	21,497

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Twelve months ended December 31, 2009 ("Fiscal 2009" or "2009" or "the current year") compared to twelve months ended December 31, 2008 ("Fiscal 2008" or "2008" or "the prior year").

RESULTS OF OPERATIONS

REVENUES. During fiscal 2009 and 2008, we had revenues of $1,096,859 and $1,675,959 respectively. We experienced a decline in revenue due to the number of claims from past hurricane seasons tapering off and previously being settled.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for fiscal 2009 were $1,127,096 compared to fiscal year 2008 operating expenses of $1,788,254 a decrease of $661,158 related mainly to a decrease in commissions payable which corresponds to lower revenue achieved.

During 2009, we incurred $279,968 of general and administrative expenses as compared to $454,268 during 2008. The decrease was due to a continued reduction of expenses related to our operations corresponding with the decrease in claims.

LOSS FROM OPERATIONS. We had an operating loss of ($30,237) for fiscal year 2009 as compared to an operating loss of ($112,295) for fiscal 2008, primarily due to decreased operating expenses as described above, including lower operating costs.

NET LOSS. We had a net loss of ($37,157) in fiscal year 2009 compared to a net loss of ($123,491) in fiscal 2008. The increase in net loss is primarily attributable to the decrease in the operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At December 31, 2009, we had total assets of $171,756 compared to total assets of $295,735 as of December 31, 2008. The decrease is mainly attributable to lower accounts receivable.

The current assets at December 31, 2009, were $97,264 compared to $191,300 at December 31, 2008. As of December 31, 2009, we had $12,404 of cash and cash equivalents compared to $13,867 at December 31, 2008.

LIABILITIES. At December 31, 2009, we had total liabilities of $162,416 compared to total liabilities of $274,238 as of December 31, 2008. The decrease is attributable to decreases in accounts payable to insured and notes and loans payable to related parties.

CASH FLOWS. Our cash provided in operating activities was $14,829 compared to  cash used of ($23,066) for the prior year.

During 2009, there was ($15,442) used in fiancing activities compared to ($34,689) used in financing activities in 2008.

As shown in the accompanying financial statements, the Company incurred net losses for the years ended December 31, 2009 and 2008 of $ 37,157, and $123,491, respectively.  Cumulative losses since inception are $ 107,718.  The Company has a working capital deficit at December 31, 2009 of $ 11,890. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  Management states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CRITICAL ACCOUNTING POLICIES

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

Effective January 1, 2009, the Company adopted certain provisions under ASC Topic 740, Income Taxes, (“ASC 740”), which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes. The Adoption of ASC 740 did not have an impact on the Company’s financial position and results of operations.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimate. As of December 31, 2009, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2009.

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

Revenue Recognition

The Company recognizes revenues when fees due to the company are reasonably assured to be collected from our client (the insured) or by the insured’s insurance carrier and not before. Collectability is not ensured until receipt of our fee.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, and accounts payable.  Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value.

REGISTRATION RIGHTS

In connection with the sale of debt or equity instruments, the Company may enter into Registration Rights Agreements. Generally, these Agreements require the Company to file registration statements with the Securities and Exchange Commission to register common shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common shares previously sold under an exemption from registration or to register common shares that may be issued on exercise of outstanding options or warrants.

These Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount the Company received on issuance of the debt or preferred stock, common shares, options or warrants. The Company accounts for these penalties when it is probable that a penalty will be incurred. At December 31, 2009, the Company has no registration rights agreement requiring penalties to be recorded.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to include the disclosure under this Item 7A.

ITEM 8.  FINANCIAL STATEMENTS

BAUM & COMPANY, P.A.
Certified Public Accountants
605 Lincoln Road – Suite 210
Miami Beach, Florida  33139
(954)752-1712

Stockholders and Board of Directors
AAA Public Adjusting Group, Inc.
Hollywood, FL

We have audited the accompanying consolidated balance sheets of AAA Public Adjusting Group, Inc. as of December 31, 2009 and 2008 and the statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of AAA Public Adjusting Group, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 2 to the financial statements, the Company incurred significant losses from operations, and because of these losses, the Company has a working capital deficiency, which raises substantial doubts about its ability to continue as a going concern.   Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Miami Beach, Florida
May 3, 2010

AAA PUBLIC ADJUSTING GROUP, INC

TABLE OF CONTENTS

DECEMBER 31, 2009

Page

Consolidated Financial Statements

Balance Sheets	17

Statements of Revenues and Expenses	18

Statements of Cash Flows	19

Statement of Equity	20

Notes to Financial Statements	21 - 28

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND DECEMBER 31, 2008

	2009	2008
Assets
Current Assets
Cash and cash equivalents	$12,404	$13,867
Accounts receivable (net of allowance for doubtful accounts of $ 5,723 and $ 5,596 respectively )	84,860	168,537
Prepaid expenses	-	8,896
Total current assets	97,264	191,300

Property and equipment - net	74,492	104,435

Total Assets	$171,756	$295,735

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable - current portion	$19,452	$18,026
Notes and loans payable - related parties	2,584	25,000
Accounts payable and accrued liabilities	62,527	76,881
Accounts payable to insured	24,591	81,617

Total current liabilities	109,154	201,524

Long Term Liabilities
Notes payable - net of current	53,262	72,714
Total long term liabilites	53,262	72,714

Total Liabilities	162,416	274,238

Stockholders' Equity
Preferred Stock (20,000,000 shares authorized, no shares issued)	-	-
Common Stock (50,000,000 shares authorized at $.0001 par, 6,016,032, shares issued and outstanding at December 31, 2009 and December 31, 2008 respectively)	602	602
Additional paid in capital	116,456	91,456
Accumulated Deficit	(107,718)	(70,561)

Total Stockholders' equity	9,340	21,497

Total Liabilities and Stockholders' Equity	$171,756	$295,735

The accompanying notes are an intergral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	2009	2008

Revenues (net)	$1,096,859	$1,675,959

Operating Expenses:
Commissions to adjusters	631,927	1,019,713
Consulting services - related parties	-	21,475
Consulting services - other	52,770	82,772
Salaries & Related Expenses	162,431	210,029
Other general and administrative expenses	279,968	454,265

Total operating expenses	1,127,096	1,788,254

(Loss) from operations	(30,237)	(112,295)

Other income (expense)
Interest (expense)	(6,920)	(11,196)

Net/(Loss) Before Income Taxes	(37,157)	(123,491)

Provision for income taxes	-	-

Net /(Loss)	$(37,157)	$(123,491)

Net (loss) per common share, basic	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	6,016,032	6,016,032

The accompanying notes are an intergral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	2009	2008
Cash Flows From Operating Activities:
Net (Loss)	$(37,157)	$(123,491)

Adjustments to Reconcile Net (Loss) to Net Cash Provided By (Used in) Operating Activities:
Depreciation	30,793	28,522
Bad debt expense	127	5,595
Loss on sale of fixed asset	-	18,734
Change in operating assets and liabilities:
(Increase) Decrease in accounts receivable	83,550	101,119
(Increase) Decrease in prepaid expenses	8,896	12,368
Increase (Decrease) in accounts payable and accrued liabilities	(71,380)	(65,913)

Net Cash Provided (Used In) Operating Activities	$14,829	$(23,066)

Cash Flows (Used by) Investing Activities:
Purchase of equipment	(850)	(8,916)

	(850)	(8,916)
Net Cash Provided (Used) in Investing Activities

Cash Flows From (Used by) Financing Activities:
Proceeds from private placement	-	28,663
Repayment of notes payable	(18,026)	(13,352)
Increase in related party loans	2,584	-
Repayment of related party loans	-	(50,000)

Net Cash Provided (Used) in Financing Activities	(15,442)	(34,689)

Net increase (decrease) in cash and cash equivalents	(1,463)	(66,671)

Cash and Cash Equivalents at beginning of period	13,867	80,538

Cash and Cash Equivalents at end of period	$12,404	$13,867

Cash payments for:
Income tax	$-	$-
Interest expense	$6,377	$11,196

Non-cash disclosures
Stockholder forgave debt as contributed capital	$25,000

The accompanying notes are an intergral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2008 THROUGH DECEMBER 31, 2009

	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Total Equity

Balance at January 01, 2008	-	6,010,849	$601	$62,794	$52,930	$116,325

Common Stock issued for cash		5183	1	28,662		28,663

Net (loss) - Year ended December 31, 2008					(123,491)	(123,491)

Balance at December 31, 2008	-	6,016,032	602	91,456	(70,561)	21,497

Debt contributed to capital, related party				25,000		25,000

Net (loss) - Year ended December 31, 2009					(37,157)	(37,157)

Balance at December 31, 2009	-	6,016,032	$602	$116,456	$(107,718)	$9,340

The accompanying notes are an intergral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

AAA Public Adjusting Group, Inc was incorporated on October 05, 2007 in the state of Florida.  AAA Public Adjusting Group, Inc was formerly Florida Claims Consultants, LLC formed on March 3, 2004 in the state of Florida.  On October 22, 2007, AAA Public Adjusting Group, Inc consummated an agreement with Florida Claims Consultants, LLC, pursuant to which Florida Claims Consultants, LLC, exchanged all of its Members’ interest for 4,000,000 shares of common stock of AAA Public Adjusting Group, Inc.  The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost.  The consolidated, historical financial statements have been appropriately re-stated.

The operation’s of the Company is to facilitate insurance claims by insured parties by representation on their behalf with the insurance companies.

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

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

Effective January 1, 2009, the Company adopted certain provisions under ASC Topic 740, Income Taxes, (“ASC 740”), which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes. The Adoption of ASC 740 did not have an impact on the Company’s financial position and results of operations.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimate. As of December 31, 2009, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2009.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Revenue Recognition

The Company recognizes revenues when fees due to the company are reasonably assured to be collected from our client (the insured) or by the insured’s insurance carrier and not before. Collectability is not ensured until receipt of our fee.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, and accounts payable.  Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value.

Advertising

Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.  Advertising expenses for the years ended December 31, 2009 and 2008 were $ 21,474 and $ 17,456 respectively.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses for the years ended December 31, 2009 and 2008 of $ 37,157, and $123,491, respectively.  Cumulative losses since inception are $ 107,718.  The Company has a working capital deficit at December 31, 2009 of $ 11,890. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  Management states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3 -	PROPERTY AND EQUIPMENT

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

The following is a summary of property and equipment at December 31, 2009 and December 31, 2008:

	2009	2008

Office furniture & equipment	$26,270	$26,270
Computer equipment	14,729	13,879
Leasehold improvements	2,469	2,469
Vehicles	125,167	125,167
Total equipment	168,635	167,785

Less accumulated depreciation	94,143	63,350

Net Property and Equipment	$74,492	$104,435

Depreciation expense for the years ended December 31, 2009 and 2008 was $ 30,793 and $ 28,522 respectively.

NOTE 4 -	LEASE COMMITMENTS

The Company leases its new office in Hollywood, Florida facility under a lease commencing from May 1, 2010 through April 30, 2011 at a minimum annual rent of $ 12,720 (payable monthly) inclusive of related sale taxes and utilities.  The Company terminated the lease at its old Location on April 29, 2010.

The Company had leased for $ 1,000 a month, an apartment and storage facility from an officer and a major stockholder of the company under a lease commencing January 01, 2009 through December 31, 2010.  This lease was cancelled on July 1, 2009 with no future rents or penalties were due.

Storage leases are on a month by month basis.

Rent expense for the years ended December 31, 2009 and 2008 was $ 34,206 and  $ 46,254 respectively.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 5 -	NOTES PAYABLE
Notes payable consist of the following:	2009

Notes payable to financial institutions in monthly
installments of $ 517 including interest at 9.79% to
maturity on February 1, 2012. The note is collateralized
by an automobile	$12,068

Notes payable to financial institutions in monthly
installments of $ 740 including interest at 7.74% to
maturity on May 13, 2014. The note is collateralized
by an automobile	32,625

Notes payable to financial institutions in monthly
installments of $ 759 including interest at 6.1% to
maturity on May 1, 2013. The note is collateralized
by an automobile	28,021
Total Notes Payable	$72,714

The future scheduled payments of notes payable are:

2010	$19,452
2011	20,996
2012	17,304
2013	12,047
2014	2,915

$72,714

NOTE 6 -            CONCENTRATION OF RISK

The Company had funds in excess of the $ 250,000 Federal Deposit Insurance Corporation’s (FDIC) insured limits. The company has funds on deposit with a major bank and does not believe that there is a concentration of risk factor. There is no concentration of risk regarding accounts receivable, as any single receivable is not material and there are offsetting related payables.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 7 -            ACCOUNTS RECEIVABLE and OFFSETTING PAYABLES

Accounts receivable reflects net funds due the company for its services and gross funds due the company and which are offset by any funds any due to the insured. These “net” receivables are offset by related commission payments to adjusting agents. The insured clients and adjusting agents are not paid until the company has received appropriate compensation. Related balances at December 31, 2009 and December 31, 2008 were:

	December 31,	December 31,
	2009	2008

Total funds receivable	$84,860	$174,132
Payable to insured	(24,591)	(81,617)
Payable to adjusting agents	(15,180)	(45,485)
Net	$45,089	$47,030

Allowances for doubtful accounts for the periods ended December 31, 2009 and December 31, 2008 were $ 5,723 and $ 5,595 respectively. This allowance is net of offsetting payables to insured clients, adjusting agents and related expenses.

NOTE 8 -            CAPITAL TRANSACTIONS

Pursuant to 504 of Regulation D of the Securities Act, the company sold 5,183 shares of restricted common stock in January 2008 for $ 28,662.

A $25,000 unsecured promissory note, bearing interest at 12% and due on or before June 1, 2009 was contributed to capital, by the president of the company, during the quarter ending March 31, 2009.

NOTE 9 -            RELATED PARTY CONSULTING FEES

Consulting fees
For the years ended December 31, 2009 and 2008, the majority stockholders and officers of the company received consulting fees, in addition to salary of $ -0- and $ 21,475 respectively.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 10 -          INCOME TAXES

Prior to the merger in October, 2007, the Company was taxed as a limited liability company.  As such, income taxes and loss benefits were recognized individually by the limited liability members.

For financial statement purposes for the period ending December 31, 2009, the reported provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate of 34% to the loss before income taxes as follows:

Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	4
Offsetting Valuation Adjustment	(38)
Effective income tax rate	0%

As of December 31, 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $160,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. No tax asset has been reported in the financial statements, due to the uncertainty that there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 11 -          NEW ACCOUNTING PRONOUNCEMENTS

A.            ACCOUNTING STANDARDS CODIFICATION

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10 in June 2009, to be effective September 15, 2009. This establishes the ASC codification as the single source of authoritative nongovernmental Generally Accepted Accounting Principles (GAAP).  All existing accounting standards are superseded as described in FASB Accounting Standards Codification (SFAS) No. 168, aside from those issued by the SEC. All other accounting literature not included in the Codification is non-authoritative. Adoption of this Codification as of September 30, 2009, which is reflected in our disclosures and references to accounting standards, had no change to our financial position or results of operations.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 12 -          NEW ACCOUNTING PRONOUNCEMENTS (cont’d)

B        REVENUE RECOGNITION

The Financial Accounting Standard Board (FASB) in October 2009 issued Account Standards Update (ASU) 2009-13 Revenue Recognition (Topic 605). This update provides guidance for revenue recognition consideration in multiple-deliverable contractual arrangements. The update requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This update will be effective after June 15, 2010, and early adoption is permitted.

The Company has implemented this update effective for the years beginning January 1, 2010 and does not believe that it would have a material impact on the financial statement for the year ending December 31, 2009.

C        STOCKHOLDER DISTRIBUTION

In January 2010 FASB issued ASU “Equity” (Topic 505), accounting for distributions to shareholders with components of stock and cash.  This amendment affects entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders with a potential limitation in the total amount of cash that all shareholders can elect to receive in the aggregate. The Company does believe that implementation of this FASB would have a material effect on the financial statements.

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A (T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision of Frederick Antonelli, the Company’s Principal Executive Officer and/or Chief Financial Officer (the “Reviewing Officers”), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2009. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officers concluded that as of December 31, 2009, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, except for the establishment of the audit committee as contemplated below.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our principal executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2009, based on those criteria due to the material weaknesses as outlined above. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION

BOARD APPOINTMENTS AND RESIGNATIONS

On February 16, 2010, Kevin Monhan, resigned as the Company's Chief Financial Officer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

As of March 31, 2010, the officers and directors of the Corporation are:

Name	Age	Position with Company
Frederick Antonelli	41	President, CEO, Director
Karl Bach	41	Director

All directors hold office until the next annual meeting of our stockholders and until their successors have been elected and shall qualify. Officers serve at the discretion of our Board of Directors.

Fred Antonelli

As CEO and President of Florida Claims Consultants, LLC, Mr. Antonelli has brought to FCC years of dedicated experience as an independent sales consultant. Since 1985, he has consulted for several different companies. During his six year tenure at Clearview Windows, he served in sales, marketing and training. At All Points Contracting, Mr. Antonelli served as marketing and operating manager.
From 2003, Mr. Antonelli has been responsible for the entire sales, marketing and training aspects for public adjusting services of Florida Loss and then in 2004, Florida Claims Consultants, taking the company from startup, into our current position. Mr. Antonelli developed both the marketing and training campaigns that have added to the growth of our company and employee retention

Karl Bach

Mr. Bach earned his Master of Business Administration from Florida Atlantic University. He has also attended State Farm Insurance Claims School and completed a Residential Building Estimating Course from Vale National. Mr. Bach is also a Certified General Contractor and Certified Mold Remediator and Mold Tester. Mr. Bach developed his experience through years of working in the insurance industry. From 1992-93 he was an underwriter for Auto-Owners Insurance Company, and from 1993-1995 he acted as a claims representative for State Farm Insurance Company, where he handled all facets of residential and commercial property and liability insurance claims. From 1995-1999 he was a claims adjuster/catastrophe quality control manager for Swell, Todd & Broxton, handling loses of over $500,000. Later, he went on to become regional vice president and part owner. From 1999 to 2000 he served as property claims manager at Auto Club Group Insurance Company. From 2000 to 2004, Mr. Bach served as owner and vice president of operation for Florida Loss Consultants, LLC. From 2004 to 2007 Mr. Bach served as Vice president of operations for Florida Claims Consultants, LLC. Currently, Mr. Bach only capacity at Florida Claims Consultants and AAA Public Adjusting Group is director. From 2005 to the present, Mr. Bach serves as President, umpire and consultant to the insurance industry for RK Bach & Associates, Inc.

(B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more that ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. Based solely upon our review, we believe that all reports required under Section 16(a) of the Exchange Act were made.

Code of Ethics

Due to our limited resources, we have not adopted a code of ethics.  We intend to adopt a Code of Ethics during the coming year.

Audit Committee Financial Expert

We do not have an audit committee financial expert because the Company has been unable to appoint such a qualified person.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended December 31, 2009, and 2008.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Frederick Antonelli, CEO, Director	2009	44,142	—		—	—	—	—		44,142
	2008	62,656	—			—	—	165,144	(1)	282,144
Karl Bach, CEO, Director	2009	0	—			—	—			0
	2008	11,828	—		—	—	—			11,828
Kevin Monahan, CFO, Director	2009	20,003								20,003
	2008	11,828								11,828

OUTSTANDING EQUITY AWARDS

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2009, and each person who served as an executive officer of the Company as of December 31, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Frederick Antonellili	—	—	—	—		—	—	—	—
	—	—	—	—
Karl Bach	—	—	—	—		—	—	—	—
	—	—	—	—		—	—	—	—
	—	—	—	—		—	—	—	—
Kevin Monahan		—	—	—		—	—	—	—
		—	—	—		—	—	—	—

COMPENSATION OF DIRECTORS

The following table summarizes the compensation for our non-employee board of directors for the fiscal years ended December 31, 2009 and 2008:

Compensation paid to Directors who are also officers of the Company is reflected in Item 10. Executive Compensation. Currently, the Company determines Board compensation on an individual basis. Employee members of the Board do not receive additional compensation for their service on the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

As of May 4,, 2010, there were 6,016,032 common shares issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group. Kevin Monahan was an officer and director until his resignation on February 16, 2009.

Title of Class	Name & Address of Beneficial	Amount and Beneficial	Nature of Ownership	Percentage of Class (1)
Common Stock	Frederick Antonelli 1926 Hollywood Blvd. Hollywood, FL 33020	2,000,000	Direct	33%

Common Stock	Karl Bach 1926 Hollywood Blvd. Hollywood, FL 33020	2,000,000	Direct	33%

Common Stock	Kevin Monahan 9343 Sun Pointe Dr. Boynton Beach FL 33437	2,000,000	Direct	33%

	Total of all Officers and Directors as a Group	6,000,000		99%

(1) Based on 6,016,032 shares issued and outstanding on May 4, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Consulting fees
For the years ended December 31, 2009 and 2008, the majority stockholders and officers of the company received consulting fees, in addition to salary of $ -0- and $ 21,475 respectively.

Notes Payable
A $25,000 unsecured promissory note, bearing interest at 12% and due on or before June 1, 2009 was contributed to capital, by the president of the company, during the quarter ending March 31, 2009.

In 2007, related parties loaned the company $75,000 (unsecured, with a 12% interest rate) and in 2008, $50,000 was paid back. Related interest expense paid in 2008 was $5,250 and $2,250 in 2007.

Director Independence

We do not have any independent directors as that term in defined under section 301 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following table summarizes the fees for Baum & Company, P.A. services rendered to the Company during 2009 and 2008.

	Amount
Type of Fee	Fiscal Year 2009	Fiscal Year 2008 (5)
Audit(1)	$18,500		$—
Audit Related(2)	10,500		—
Taxes (3)	—		—
All Other (4)	—		—
Total	$29,000	$

(1)
This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-QSB. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.

(2)
Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.

(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.

(4)	Represents aggregate fees charged for products and services other than those services previously reported.

(5)	The Company was not a reporting issuer during Fiscal Year 2008.

ITEM 15. EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAA PUBLIC ADJUSTING GROUP INC.

By:	/s/ Frederick Antonelli
Name: Frederick Antonelli Title: Principal Executive Officer, Chief Financial Officer and Director

Dated May 4, 2010

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Frederick Antonelli	Principal Executive Officer and Chief Financial Officer	May 4, 2010
Frederick Antonelli	Officer and Director

/s/ Karl Bach		May 4, 2010
Karl Bach	Director