Form 10-Q
period 2010-03-31
AAA PUBLIC ADJUSTING GROUP, INC.
filed 2010-05-21
CIK 1424718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March   31, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 333-153679

AAA PUBLIC ADJUSTING GROUP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Florida	26-0325410
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)
1926 Hollywood Blvd, Suite 100 Hollywood	33020
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code: 954-894-0043

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐  Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐      No ☒

The registrant had 6,016,032 shares of common stock outstanding as of  March 31, 2010

AAA PUBLIC ADJUSTING GROUP, INC

TABLE OF CONTENTS

MARCH 31, 2010

Page

Consolidated Financial Statements

Balance Sheets	2

Statements of Revenues and Expenses	3

Statements of Cash Flows	4

Notes to Financial Statements	5 - 12

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

	2010	2009
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$10,999	$12,404
Accounts receivable (net of allowance for doubtful accounts of $ 5,723	103,581	84,860

Total current assets	114,580	97,264

Property, plant, and equipment - net	67,084	74,492

Total Assets	$181,664	$171,756

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable - current portion	$19,826	$19,452
Notes payable - related parties	2,584	2,584
Accounts payable and accrued liabilities	86,801	62,527
Deferred Compensation	25,000
Accounts payable to insured	33,945	24,591

Total current liabilities	168,156	109,154

Long Term Liabilities
Notes payable - net of current	48,162	53,262
Total long term liabilites	48,162	53,262

Total Liabilities	216,318	162,416

Stockholders' Equity
Preferred Stock, 20,000,000 shares authorized, no shares issued	-	-
Common Stock, 50,000,000 shares authorized at $.0001 par, 6,016,032, shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	602	602
Additional paid in capital	116,456	116,456
Accumulated Deficit	(151,712)	(107,718)

Total Stockholders' equity	(34,654)	9,340

Total Liabilities and Stockholders' Equity	$181,664	$171,756

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 3 MONTHS ENDED MARCH 31, 2010 AND, 2009
(unaudited)

	2010	2009

Revenues (net)	$150,118	$285,859

Operating Expenses:
Commissions to adjusters	99,165	163,312
Consulting services - other	1,275	23,740
Payroll	45,719	39,646
Other general and administrative expenses	46,629	54,689

Total operating expenses	192,788	281,387

Profit (Loss) from operations	(42,670)	4,472

Other income (expense)

Interest (expense)	(1,324)	(2,420)

Net Income/(Loss) Before Income Taxes	(43,994)	2,052

Provision for income tax	-	-

Net Income/(Loss)	$(43,994)	$2,052

Net income (loss) per common share, basic	$(0.01)	$0.00

Weighted average number of common shares outstanding	6,016,032	6,016,032

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 3 MONTHS ENDED MARCH 31, 2010 AND  2009
(unaudited)

	2010	2009
Cash Flows From Operating Activities:
Net Income (Loss)	$(43,994)	$2,052

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By
(Used in) Operating Activities:
Depreciation and amortization	7,408	10,446
Change in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(18,721)	57,613
Decrease in prepaid expenses	-	2,017
Increase in deferred compensation	25,000	-
Increase (Decrease) in accounts payable and accrued liabilities	33,628	(56,497)

Net Cash Provided (Used In) Operating Activities	$3,321	$15,631

Cash Flows From Investing Activities:

Net Cash Provided (Used) in Investing Activities	-	-

Cash Flows From Financing Activities:

Repayment of notes payable	(4,726)	(4,379)

Net Cash Provided (Used) in Financing Activities	(4,726)	(4,379)

Net increase (decrease) in Cash and Cash Equivalents	(1,405)	11,252

Cash and Cash Equivalents at beginning of period	12,404	13,867

Cash and Cash Equivalents at end of period	$10,999	$25,119

Other Cash Flow Items:
Cash payments for:
Income tax	$-	$-
Interest expense	$1,324	$2,420
Related party notes payable donated to capital	$-	$25,000

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, not all of the information and footnotes required by generally accepted accounting principles for complete financial statements have been presented.  These consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year  ended on December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such  adjustments are of a normal recurring nature.  The results of operations for three months ended March 31, 2010 are not necessarily indicative of the results for the full fiscal year ended December 31 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of AAA Public Adjusting Group, Inc. and its wholly owned subsidiary Florida Claims Consultants, LLC.  All inter-company transactions and balances have been eliminated in the consolidated financial statements.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimate. As of March 31, 2010, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2009.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Advertising

Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred. Advertising expenses for the three months ended March 31, 2010 and 2009 were $ 1,190 and $ 1,945 respectively.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss for the three months ended March 31, 2010 of $ 43,994, a $ 37,157 net loss for the year ending December 31, 2009 and cumulative losses since inception are $151,712. The Company has a working capital deficit at March 31, 2010 of $53,576. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

The following is a summary of property and equipment at March 31, 2010 and December 31, 2009:

	March 31,	Dec. 31,
	2010	2009

Office furniture & equipment	$26,270	$26,270
Computer equipment	14,729	14,729
Leasehold improvements	2,469	2,469
Vehicles	125,167	125,167
Total equipment	168,635	168,635

Less accumulated depreciation	101,551	94,143

Net Property and Equipment	$67,084	$74,492

Depreciation expense for the three months ended March 31, 2010 and 2009 was $ 7,408 and $ 10,446 respectively.

NOTE 4 -	LEASE COMMITMENTS

The Company leases its new office in Hollywood, Florida pursuant to a lease commencing from May 1, 2010 through April 30, 2011 at a minimum annual rent of $ 12,720 (payable monthly) inclusive of related sale taxes and utilities. The remaining lease obligations are:
2010	$8,480
2011	4,240
12,720

The Company had leased for $ 1,000 a month, an apartment and storage facility from an officer and a major stockholder of the company under a lease commencing January 01, 2009 through December 31, 2010.  This lease was cancelled on July 1, 2009 and no future rents or penalties are due.

Rent expense for the three months ended March 31, 2010 and 2009 was $ 7,452 and $ 8,958, respectively.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5 -	NOTES PAYABLE
Notes payable consist of the following:	2010

Notes payable to financial institutions in monthly
installments of $ 517 including interest at 9.79% to
maturity on February 1, 2012. The note is collateralized
by an automobile	$10,802

Notes payable to financial institutions in monthly
installments of $ 740 including interest at 7.74% to
maturity on May 13, 2014. The note is collateralized
by an automobile	31,024

Notes payable to financial institutions in monthly
installments of $ 759 including interest at 6.1% to
maturity on May 1, 2013. The note is collateralized
by an automobile	26,162
Total Notes Payable	$67,988

The future scheduled payments of notes payable are:

2010	$14,727
2011	20,996
2012	17,304
2013	12,047
2014	2,914

$67,988

NOTE 6 -	CONCENTRATION OF RISK

The Company did not have funds in excess of the $ 250,000 Federal Deposit Insurance Corporation’s (FDIC) insured limits. The company has funds on deposit with a major bank and does not believe that there is a concentration of risk factor. There is no concentration of risk regarding accounts receivable, as any single receivable is not material and there are offsetting related payables.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 7 -	ACCOUNTS RECEIVABLE and OFFSETTING PAYABLES

Accounts receivable reflects net funds due the company for its services and gross funds due the company and which are offset by any funds due to the insured. These “net” receivables are offset by related commission payments to adjusting agents. The insured clients and adjusting agents are not paid until the company has received appropriate compensation. Related balances at March 31, 2010 and December 31, 2009 were:

	March 31,	December 31,
	2010	2009

Total funds receivable	$103,581	$84,860
Payable to insured	(33,945)	(24,591)
Payable to adjusting agents	(43,570)	(15,180)
Net	$26,066	$45,089

Allowances for doubtful accounts for the periods ended March 31, 2010 and December 31 was $ 5,723.This allowance is net of offsetting payables to insured clients, adjusting agents and related expenses.

NOTE 8 -	CAPITAL TRANSACTIONS

A $25,000 unsecured promissory note, bearing interest at 12% and due on or before June 1, 2009 was contributed to capital, by the president of the company, during the quarter ending March 31, 2009.

NOTE 9 -	DEFERRED COMPENSATION

Commencing in the first quarter 2010, the officer’s salary is being deferred until there is sufficient working capital.

NOTE 10 -	EXPENSE RECOVERY

The company is reimbursed by officers for use of company vehicles.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 11 -	INCOME TAXES

Prior to the merger in October, 2007, the Company was taxed as a limited liability company.  As such, income taxes and loss benefits were recognized individually by the limited liability members.

For financial statement purposes for the periods ending March 31, 2010, and December 31, 2009  the reported provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate of 34% to the loss before income taxes as follows:

Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	4
Offsetting Valuation Adjustment	(38)
Effective income tax rate	0%

As of March 31, 2010, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $ 200,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. No tax asset has been reported in the financial statements, due to the uncertainty that there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 -	NEW ACCOUNTING PRONOUNCEMENTS

A.	ACCOUNTING STANDARDS CODIFICATION

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
MARCH 31, 2010

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Our company is licensed by the Florida Department of Insurance as “public insurance adjusters.” A public insurance adjuster is an authority on loss adjustments that property owners can retain to assist in preparing, filing, and adjusting their insurance claims.

We are operated by claims professionals handling all types of insurance claims. AAA is committed to representing the client interest in evaluating and presenting a claim to the insurance company responsible for payment.

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

Results of Operations – Three Months Ended March 31, 2010

Revenue

For the three months ended March 31, 2010 revenue was $150,118 compared with $285,859 for the three months ended March 31, 2009. This decrease of $135,741 or approximately 48% is due to the diminishing number of hurricane related claims.

Commission to Adjusters

Commission expenses for adjusters for the three months ended March 31, 2010, was $99,165 or approximately 66% of revenue compared with $163,312 or 57% of revenue, for three months ended March 31, 2009. This change is due to the increased percentage of total claims that are self-generated by the adjusters and therefore paid at a higher commission rate than claims generated through company marketing.

Consulting Services

Consulting expense for the three months ended March 31, 2010 was $1,275 compared to $23,740 for the three months ended March 31, 2009. In an effort to cut expenses we have drastically reduced the outsourcing for the Orlando market electing to handle these operations in house.

Payroll

Payroll expense for the three months ended March 31, 2010 was $45,719 compared to $39,646 for the three months ended March 31, 2009. It should be noted that these figures include new salaries for officers that have been deferred until such time as there is sufficient working capital.

Other General and Administration Expenses

For the three months ended March 31, 2010 other general and administration expenses were $46,629 compared to $ 54,689 for the three months ended March 31, 2009. This decrease of $8,060 or approximately 15% was mainly attributed to various cost reductions including officer reimbursement for the cost of company vehicles.

Net Income

The net income (loss) for the three months ended March 31, 2010 was $(43,994) compared with $2,052 for the three months ended March 31, 2009. This change is due to decreased revenue and higher commissions paid to adjusters.

Liquidity and Capital Resources

At March 31 2010, the company had $10,999 in available cash, a decrease of $1,408 from December 31, 2009. Net cash provided by operating activities was $3,321 due to the new deferred salaries for officers and higher accrued liabilities owed to accountants. Net cash used in financing activities were $4,726 due to repayment of car notes.

We anticipate that due to the upcoming Hurricane season and the projected increase in weather related property claims, combined with new in-house marketing strategies, currently under development, our existing cash and projected cash flows will be sufficient to support our operations for at least the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision of Frederick Antonelli, the Company’s Principal Executive Officer and Chief Financial Officer (the “Reviewing Officers”), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Reviewing Officers concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

BOARD APPOINTMENTS AND RESIGNATIONS

On February 16, 2010, Kevin Monahan, resigned as the Company's Chief Financial Officer.

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

Date: May 21, 2010	AAA Public Adjusting Group, Inc.

	By:	/s/ Frederick Antonelli
Principal Executive Officer and Chief Financial
Officer, Director
(Principal Executive Officer and Principal Financial
and Accounting Officer)