Form 10-Q
period 2010-06-30
AAA PUBLIC ADJUSTING GROUP, INC.
filed 2010-08-23
CIK 1424718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Registrant’s telephone number, including area code: 954-894-0043

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

The registrant had 6,666,032 shares of common stock outstanding as of June 30, 2010.

AAA PUBLIC ADJUSTING GROUP, INC

TABLE OF CONTENTS

JUNE 30, 2010

Page

Consolidated Financial Statements

Balance Sheets	2

Statements of Revenues and Expenses	3 - 4

Statements of Cash Flows	5

Notes to Financial Statements	6 - 13

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

	2010	2009
	(unaudited)

Assets

Current Assets
Cash and cash Equivalents	$19,319	$12,404
Accounts receivable (net of allowance for doubtful accounts of $5,723	78,532	84,860
Prepaid expense	2,060	-
Total current assets	99,911	97,264

Property, plant, and equipment - net	59,748	74,492

Total Assets	$159,659	$171,756

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable - current portion	$32,625	$19,452
Accounts payable - related parties	2,584	2,584
Accounts payable and accrued liabilities	65,280	62,527
Deferred Compensation	50,000	-
Accounts payable to insured	22,683	24,591

Total current liabilities	173,172	109,154

Long Term Liabilities
Notes payable - net of current	42,964	53,262
Total long term liabilities	42,964	53,262

Total Liabilities	216,136	162,416

Stockholders' Equity (Deficiency)
Preferred Stock, 20,000,000 shares authorized, no shares issued	-	-
Common Stock, 50,000,000 shares authorized at $.0001 par,
6,666,032, and 6,016,032 shares issued and outstanding at
June 30, 2010 and December 31, 2009, respectively.	666	602
Additional paid in capital	147,392	116,456
Stock subscription receivable	(1,500)	-

Accumulated Deficit	(203,035)	(107,718)

Total Stockholders' Equity (Deficiency)	(56,477)	9,340

Total Liabilities and Stockholders' Equity	$159,659	$171,756

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 6 MONTHS ENDED JUNE 30, 2010 AND, 2009
(unaudited)

	2010	2009

Revenues (net)	$290,564	$577,179

Operating Expenses:
Commissions to adjusters	184,808	331,727
Consulting services - other	1,275	38,990
Payroll	92,819	67,228
Other general and administrative expenses	101,876	132,556

Total operating expenses	380,778	570,501

Profit (Loss) from operations	(90,214)	6,678

Other income (expense)

Interest (expense)	(5,103)	(4,006)

Net Income/(Loss) Before Income Taxes	(95,317)	2,672

Provision for income tax	-	-

Net Income/(Loss)	$(95,317)	$2,672

Net income (loss) per common share, basic	$(0.02)	$0.00

Weighted average number of common shares outstanding	6,067,817	6,016,032

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 3 MONTHS ENDED JUNE 30, 2010 AND, 2009
(unaudited)

	2010	2009

Revenues (net)	$140,446	$291,320

Operating Expenses:
Commissions to adjusters	85,643	168,415
Consulting services - other	-	15,250
Payroll	47,100	27,582
Other general and administrative expenses	55,247	77,867

Total operating expenses	187,990	289,114

Profit (Loss) from operations	(47,544)	2,206

Other income (expense)

Interest (expense)	(3,779)	(1,586)

Net Income/(Loss) Before Income Taxes	(51,323)	620

Provision for income tax	-	-

Net Income/(Loss)	$(51,323)	$620

Net income (loss) per common share, basic	$(0.01)	$0.00

Weighted average number of common shares outstanding	6,767,813	6,016,032

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 6 MONTHS ENDED JUNE 30, 2010 AND  2009
(unaudited)

	2010	2009
Cash Flows From Operating Activities:
Net Income (Loss)	$(95,317)	$2,672

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By
(Used in) Operating Activities:
Depreciation	14,744	15,892
Issuance of restricted common stock for services	6,000	-
Change in operating assets and liabilities:
(Increase) Decrease in accounts receivable	6,328	(13,283)
(Increase) Decrease in prepaid expenses	(2,060)	6,267
Increase in deferred compensation	50,000	-
Increase (Decrease) in accounts payable and accrued liabilities	845	1,090

Net Cash Provided (Used In) Operating Activities	$(19,460)	$12,638

Cash Flows From Investing Activities:

Net Cash Provided (Used) in Investing Activities	-	-

Cash Flows From Financing Activities:

Repayment of notes payable	(12,125)	(8,842)
Proceeds from sale of common stock	23,500	-
Proceeds from notes payable	15,000	-
Net Cash Provided (Used) in Financing Activities	26,375	(8,842)

Net increase (decrease) in Cash and Cash Equivalents	6,915	3,796

Cash and Cash Equivalents at beginning of period	12,404	13,867

Cash and Cash Equivalents at end of period	$19,319	$17,663

Other Cash Flow Items:
Cash payments for:
Income tax	$-	$-
Interest expense	$2,557	$4,006
Related party notes payable donated to capital	$-	$25,000

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, not all of the information and footnotes required by generally accepted accounting principles for complete financial statements have been presented. These consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended on December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. The results of operations for six months ended June 30, 2010 are not necessarily indicative of the results for the full fiscal year ended December 31, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of AAA Public Adjusting Group, Inc. and its wholly owned subsidiary Florida Claims Consultants, LLC.  All inter-company transactions and balances have been eliminated in the consolidated financial statements.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimate. As of June 30, 2010, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2009.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Advertising

Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.  Advertising expenses for the six months ended June 30, 2010 and 2009 were $ 6,885 and $ 13,366 respectively.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss for the six months ended June 30 2010 of $ 95,317, a $ 37,157 net loss for the year ending December 31, 2009, and cumulative losses since inception are $203,035.  The Company has a working capital deficit at June 30, 2010 of $ 73,261.  There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  Management states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

The following is a summary of property and equipment at June 30, 2010 and December 31, 2009:

	June 30,	Dec. 31,
	2010	2009

Office furniture & equipment	$26,270	$26,270
Computer equipment	14,729	14,729
Leasehold improvements	2,469	2,469
Vehicles	125,167	125,167
Total equipment	168,635	168,635

Less accumulated depreciation	108,887	94,143

Net Property and Equipment	$59,748	$74,492

Depreciation expense for the six months ended June 30, 2010 and 2009 was $ 14,744 and $ 15,892 respectively.

NOTE 4 -	LEASE COMMITMENTS
The Company leases its new office in Hollywood, Florida pursuant to a lease commencing from May 1, 2010 through April 30, 2011 at a minimum annual rent of $ 12,720 (payable monthly) inclusive of related sale taxes and utilities. The remaining lease obligations are:

2010	$6,360
2011	4,240
$10,600

The Company had leased for $ 1,000 a month, an apartment and storage facility from an officer and a major stockholder of the company under a lease commencing January 01, 2009 through December 31, 2010.  This lease was cancelled on July 1, 2009 and no future rents or penalties are due.

Rent expense for the six months ended June 30, 2010 and 2009 was $ 8,572 and  $ 20,220, respectively.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 5 -	NOTES PAYABLE
Notes payable consist of the following:	2010

Note payable to an investor, payable on demand (not
earlier than Sept 14, 2010) interest at 16% plus $5,000	$15,000

Notes payable to financial institutions in monthly
installments of $ 517 including interest at 9.79% to
maturity on February 1, 2012. The note is collateralized
by an automobile	6,921

Notes payable to financial institutions in monthly
installments of $ 740 including interest at 7.74% to
maturity on May 13, 2014. The note is collateralized
by an automobile	29,393

Notes payable to financial institutions in monthly
installments of $ 759 including interest at 6.1% to
maturity on May 1, 2013. The note is collateralized
by an automobile	24,275
Total Notes Payable	$75,589

The future scheduled payments of notes payable are:

2010	$22,328
2011	20,996
2012	17,304
2013	12,047
2014	2,914

$75,589

NOTE 6 -	CONCENTRATION OF RISK

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
JUNE 30, 2010

NOTE 7 -	ACCOUNTS RECEIVABLE and OFFSETTING PAYABLES

Accounts receivable reflects net funds due the company for its services and gross funds due the company and which are offset by any funds due to the insured. These “net” receivables are offset by related commission payments to adjusting agents. The insured clients and adjusting agents are not paid until the company has received appropriate compensation. Related balances at June 30, 2010 and December 31, 2009 were:

	June 30,	December 31,
	2010	2009

Total funds receivable	$78,532	$84,860
Payable to insured	(22,683)	(24,591)
Payable to adjusting agents	(34,942)	(15,180)
Net	$20,907	$45,089

Allowances for doubtful accounts for the periods ended June 30, 2010 and December 31 was $ 5,723.This allowance is net of offsetting payables to insured clients, adjusting agents and related expenses.

NOTE 8 -	CAPITAL TRANSACTIONS

A $25,000 unsecured promissory note, bearing interest at 12% and due on or before June 1, 2009 was contributed to capital, by the president of the company, during the quarter ending June 30, 2009.

On May 19, 2010, 250,000 shares of restricted common stock were sold for $8,500 cash and a $1,500 of subscription receivable. On May 27, 2010, 150,000 shares of restricted common stock was issued for $6,000 of services regarding insurance leads and marketing. On July 27, 2010, 250,000 shares of restricted common stock were sold for $15,000.

NOTE 9 -	DEFERRED COMPENSATION

Commencing in the first quarter 2010, the officer’s salary is being deferred until there is sufficient working capital. Deferred compensation at June 30, 2010 was $ 50,000.

NOTE 10 -	EXPENSE RECOVERY

The company is reimbursed by officers and employees for use of company    vehicles.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 11 -	INCOME TAXES

Prior to the merger in October, 2007, the Company was taxed as a limited liability company.  As such, income taxes and loss benefits were recognized individually by the limited liability members.

For financial statement purposes for the periods ending June 30, 2010, and December 31, 2009 the reported provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate of 34% to the loss before income taxes as follows:

Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	4
Offsetting Valuation Adjustment	(38)
Effective income tax rate	0%

As of June 30, 2010, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $235,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. No tax asset has been reported in the financial statements, due to the uncertainty that there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 -	SHARE BASED PAYMENTS FOR CONSULTING SERVICES

During the second quarter ending June 30, 2010, the Company issued 150,000 shares of restricted common stock for consulting services.  The estimated value of the consulting services is $ 6,000.

NOTE 13 -	NEW ACCOUNTING PRONOUNCEMENTS

A.	ACCOUNTING STANDARD CODIFICATION

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

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

The Company has implemented this update effective for the years beginning January 1, 2010 and does not believe that it would have a material impact on the financial statement for the year ending December 31, 2009, and subsequent reporting.

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

D	SUBSEQUENT EVENTS

In May 2009, the FASB issued SFAS No. 165, (ASC 855) “Subsequent Events” which offers assistance to the established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance requires disclosure of the date through which events subsequent to the Balance Sheet date have been evaluated and whether that date represents the date the financial statements were issued or available to be issued. Subsequent events have been evaluated thru August 20, 2010, the date financial statements were available to be issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Our company is licensed by the Florida Department of Insurance as “public insurance adjusters.” A public insurance adjuster is an authority on loss adjustments that property owners can retain to assist in preparing, filing, and adjusting their insurance claims.

We are operated by claims professionals handling all types of insurance claims. AAA is committed to representing the client’s interest in evaluating and presenting a claim to the insurance company responsible for payment.

Our business is dedicated to representing client interests by maximizing and expediting their financial recovery and to make sure policy provisions are fully adhered to. Insurance companies have the benefit of their claims representatives estimating property damage, the property owner needs an advocate to ensure proper payment is made.

We believe the current economic environment will not materially or adversely affect our business. Our current cash position along with cash flow from continuing operations will be adequate to sustain operations into the foreseeable future.

Results of Operations – Six Months Ended June 30, 2010

Revenue

For the six months ended June 30, 2010 revenue was $290,564 compared with $577,179 for the six months ended June 30, 2009. This decrease of $286,615 or approximately 50% is primarily due to a reduction of hurricane related claims.

Commission to Adjusters

Commission expenses for adjusters for the six months ended June 30, 2010 was $184,808 or approximately 64% of revenue compared with $331,727 or approximately 57% of revenue for six months ended June 30, 2009. This decrease is due to the reduction in revenues from hurricane related claims.

Consulting Services

Consulting expense for the six months ended June 30, 2010 was $1,275 compared to $38,990 for the six months ended June 30, 2009. In an effort to cut expenses we have drastically reduced the outsourcing for the Orlando market electing to handle these operations in house.

Payroll

Payroll expense for the six months ended June 30, 2010 was $92,819 compared to $67,228 for the six months ended June 30, 2009. The increase is due to the payment of a salary to one officer starting January 1, 2010.  This salary has been deferred until such time as there is sufficient working capital.

Other General and Administration Expenses

For the six months ended June 30, 2010 other general and administration expenses were $101,876 compared to $ 132,556 for the six months ended June 30, 2009. This decrease of $30,680 resulted from cost reductions in advertising, rent, consulting, auto, and other expenses.

Net Income

The net loss for the six months ended June 30, 2010 was $(95,317) compared with a profit of $2,672 for the six months ended June 30, 2009. This decrease is due to lower revenues, and higher payroll expenses partially offset by decreases in commissions paid to adjusters, consulting services, and other general and administrative expenses.

Results of Operations – Three Months Ended June 30, 2010

Revenue

For the three months ended June 30, 2010 revenue was $140,446 compared with $291,320 for the three months ended June 30, 2009. This decrease of $150,874 or approximately 52% is due to a reduction of hurricane related claims.

Commission to Adjusters

Commission expenses for adjusters for the three months ended June 30, 2010 was $85,643 or approximately 61% of revenue compared with $168,415 or approximately 54% of revenue for three months ended June 30, 2009. This decrease is due to the reduction in revenues from hurricane related claims.

Consulting Services

Consulting expense for the three months ended June 30, 2010 was $0 compared to $15,250 for the three months ended June 30, 2009. We have completely reduced the outsourcing for the Orlando market electing to handle these operations in house.

Payroll

Payroll expense for the three months ended June 30, 2010 was $47,100 compared to $27,582 for the three months ended June 30, 2009. The increase is due to the payment of a salary to one officer starting January 1, 2010. This salary has been deferred until such time as there is sufficient working capital.

Other General and Administration Expenses

For the three months ended June 30, 2010 other general and administration expenses were $55,247 compared to $ 77,867 for the three months ended June 30, 2009. This decrease of $22,620 resulted from cost reductions in advertising, rent, consulting, auto, and other expenses.

Net Income

The net loss for the three months ended June 30, 2010 was $(51,323) compared with a profit of $620 for the three months ended June 30, 2009. This decrease is due to lower revenues, and higher payroll expenses partially offset by decreases in commissions paid to adjusters, consulting services, and other general and administrative expenses.

Liquidity and Capital Resources

On June 30, 2010, the Company had $19,319 in available cash, an increase of $6,915 from December 31, 2009. Net cash provided by operating activities decreased $19,460 due to lower revenues.  Net cash used in financing activities increased $26,375 due to repayment of car notes and sales of securities.

On May 3, 2010 the Company issued a demand, promissory note to an investor for $15,000.  The note will be repaid in the amount of $20,000 together with 16% interest on any unpaid balance. The demand for repayment shall not be made before September 14, 2010.

We anticipate that due to the upcoming hurricane season and our new in-house marketing strategies, currently under development, our existing cash and projected cash flows will be sufficient to support our operations for at least the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision of Frederick Antonelli, the Company’s Principal Executive Officer and Chief Financial Officer (the “Reviewing Officers”), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Reviewing Officers concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

Part II

Item 1. Legal Proceedings

None

Item 1.a.

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The company has made three unregistered sales of securities as follows:

1. 150,000 shares to Discount Leads, Inc. for $6,000 in services
2. 250,000 shares to Shawn Zaremski for $15,000
3. 250,000 shares to Cornick Capital Inc. for $10,000 ($8,500 in cash $1,500 in receivables)

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

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

Date: August 19, 2010	AAA Public Adjusting Group, Inc.

	By:	/s/ Frederick Antonelli
Principal Executive Officer and Chief Financial Officer, Director (Principal Executive Officer and Principal Financial and Accounting Officer)