Form 10-Q
period 2010-09-30
AAA PUBLIC ADJUSTING GROUP, INC.
filed 2010-11-19
CIK 1424718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 333-153679

AAA PUBLIC ADJUSTING GROUP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Florida	26-0325410
(State or other jurisdiction or incorporation or	(I.R.S. Employer Identification No.)
organization)
1926 Hollywood Blvd, Suite 100 Hollywood	33020
(Address of principal executive offices)	(Zip Code)

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

The registrant had 6,916,532 of Common stock outstanding as of September 30, 2010.

AAA PUBLIC ADJUSTING GROUP, INC

TABLE OF CONTENTS

SEPTEMBER 30, 2010

Page

Consolidated Financial Statements

Balance Sheets	2

Statements of Revenues and Expenses	3 - 4

Statements of Cash Flows	5

Notes to Financial Statements	6 - 13

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	2010	2009
	(unaudited)
Assets

Current Assets
Cash and cash Equivalents	$10,902	$12,404
Accounts receivable (net of allowance for doubtful accounts of $5,723)	132,100	84,860
Prepaid expense	2,060	-
Total current assets	145,062	97,264

Property, plant, and equipment - net	52,542	74,492

Total Assets	$197,604	$171,756

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable - current portion	$25,599	$19,452
Accounts payable - related parties	2,584	2,584
Accounts payable and accrued liabilities	95,156	62,527
Deferred Compensation	75,000	-
Accounts payable to insured	35,898	24,591

Total current liabilities	234,237	109,154

Long Term Liabilities
Notes payable - net of current	37,666	53,262
Total long term liabilities	37,666	53,262

Total Liabilities	271,903	162,416

Stockholders' Equity (Deficiency)
Preferred Stock, 20,000,000 shares authorized, no shares issued	-	-
Common Stock, 50,000,000 shares authorized at $.0001 par, 6,916,532, and 6,016,032 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively.	692	602
Additional paid in capital	162,367	116,456
Stock subscription receivable	(1,500)	-

Accumulated Deficit	(235,858)	(107,718)

Total Stockholders' Equity (Deficiency)	(74,299)	9,340

Total Liabilities and Stockholders' Equity	$197,604	$171,756

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2010 AND, 2009
(unaudited)

	2010	2009

Revenues (net)	$476,521	$875,557

Operating Expenses:
Commissions to adjusters	302,561	519,200
Consulting services – other	1,275	52,770
Payroll	138,456	111,031
Other general and administrative expenses	152,242	196,427

Total operating expenses	594,534	879,428

Profit (Loss) from operations	(118,013)	(3,871)

Other income (expense)

Interest (expense)	(10,127)	(5,283)

Net Income/(Loss) Before Income Taxes	(128,140)	(9,154)

Provision for income tax	-	-

Net Income/(Loss)	$(128,140)	$(9,154)

Net income (loss) per common share, basic	$(0.02)	$0.00

Weighted average number of common shares outstanding	6,307,441	6,016,032

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 3 MONTHS ENDED SEPTEMBER 30, 2010 AND, 2009
(unaudited)

	2010	2009

Revenues (net)	$185,957	$298,378

Operating Expenses:
Commissions to adjusters	117,753	187,473
Consulting services - other	-	13,780
Payroll	45,637	43,803
Other general and administrative expenses	50,366	63,871

Total operating expenses	213,756	308,927

Profit (Loss) from operations	(27,799)	(10,549)

Other income (expense)

Interest (expense)	(5,024)	(1,277)

Net Income/(Loss) Before Income Taxes	(32,823)	(11,826)

Provision for income tax	-	-

Net Income/(Loss)	$(32,823)	$(11,826)

Net income (loss) per common share, basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	6,816,532	6,016,032

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2010 AND  2009
(unaudited)

	2010	2009
Cash Flows From Operating Activities:
Net Income (Loss)	$(128,140)	$(9,154)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used in) Operating Activities:
Depreciation	21,950	23,427
Issuance of restricted common stock for services	6,000
Change in operating assets and liabilities:

(Increase) Decrease in accounts receivable	(47,240)	84,144
(Increase) Decrease in prepaid expenses	(2,060)	6,667
Increase in deferred compensation	75,000	.
Increase (Decrease) in accounts payable and accrued liabilities	46,937	(79,649)

Net Cash Provided (Used In) Operating Activities	(27,553)	25,435

Cash Flows From Investing Activities:

Net Cash Provided (Used) in Investing Activities	-	-

Cash Flows From Financing Activities:

Repayment of notes payable	(24,449)	(13,390)
Proceeds from sale of common stock	35,500	-
Proceeds from notes payable	15,000	-
Net Cash Provided (Used) in Financing Activities	26,051	(13,390)

Net increase (decrease) in Cash and Cash Equivalents	(1,502)	12,045

Cash and Cash Equivalents at beginning of period	12,404	13,867

Cash and Cash Equivalents at end of period	$10,902	$25,912

Other Cash Flow Items:
Cash payments for:
Income tax	$-	$-
Interest expense	$3,803	$5,283
Related party notes payable donated to capital	$-	$25,000

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, not all of the information and footnotes required by generally accepted accounting principles for complete financial statements have been presented.  These consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended on December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  The results of operations for nine months ended September 30, 2010 are not necessarily indicative of the results for the full fiscal year ended December 31, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of AAA Public Adjusting Group, Inc. and its wholly owned subsidiary Florida Claims Consultants, LLC.  All inter-company transactions and balances have been eliminated in the consolidated financial statements.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net loss per share
Net income per share is computed by dividing the net income by the weighted average number of shares outstanding during the period.  Net income per share, diluted, is not presented as no potentially dilutive securities are outstanding.

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimate. As of September 30, 2010, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2009.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Advertising

Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.  Advertising expenses for the nine months ended September 30, 2010 and 2009 were $ 7,865 and $ 20,514 respectively.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss for the nine months ended September 30 2010 of $ 128,140, a $ 37,157 net loss for the year ending December 31, 2009, and cumulative losses since inception are $235,858.  The Company has a working capital deficit at September 30, 2010 of $ 89,175.  There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  Management states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

The following is a summary of property and equipment at September 30, 2010 and December 31, 2009:
	September 30,	Dec. 31,
	2010	2009

Office furniture & equipment	$26,270	$26,270
Computer equipment	14,729	14,729
Leasehold improvements	2,469	2,469
Vehicles	125,167	125,167
Total equipment	168,635	168,635

Less accumulated depreciation	116,093	94,143

Net Property and Equipment	$52,542	$74,492

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $ 21,950 and $ 23,427 respectively.

NOTE 4 -	LEASE COMMITMENTS
The Company leases its new office in Hollywood, Florida pursuant to a lease commencing from May 1, 2010 through April 30, 2011 at a minimum annual rent of $ 12,720 (payable monthly) inclusive of related sale taxes and utilities. The remaining lease obligations are:
2010	$3,180
2011	4,240
$7,420

The Company had leased for $ 1,000 a month, an apartment and storage facility from an officer and a major stockholder of the company under a lease commencing January 01, 2009 through December 31, 2010.  This lease was cancelled on July 1, 2009 and no future rents or penalties are due.

Rent expense for the nine months ended September 30, 2010 and 2009 was $ 11,752 and $ 26,262, respectively.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 5 -	NOTES PAYABLE
Notes payable consist of the following:	2010

Note payable to an investor, payable on demand (due March 14, 2011) interest at 16% plus $5,000	$5,000

Notes payable to financial institutions in monthly installments of $ 517 including interest at 9.79% to maturity on February 1, 2012. The note is collateralized by an automobile	8,176

Notes payable to financial institutions in monthly installments of $ 740 including interest at 7.74% to maturity on May 13, 2014. The note is collateralized by an automobile	27,730

Notes payable to financial institutions in monthly installments of $ 759 including interest at 6.1% to maturity on May 1, 2013. The note is collateralized by an automobile	22,359
Total Notes Payable	$63,265

The future scheduled payments of notes payable are:

2010	$10,004
2011	20,996
2012	17,304
2013	12,047
2014	2,914

$63,265

NOTE 6 -	CONCENTRATION OF RISK

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
SEPTEMBER 30, 2010

NOTE 7 -	ACCOUNTS RECEIVABLE and OFFSETTING PAYABLES

Accounts receivable reflects net funds due the company for its services and gross funds due the company and which are offset by any funds due to the insured. These “net” receivables are offset by related commission payments to adjusting agents. The insured clients and adjusting agents are not paid until the company has received appropriate compensation. Related balances at September 30, 2010 and December 31, 2009 were:

	September 30,	December 31,
	2010	2009

Total funds receivable - Net	$132,100	$84,860
Payable to insured	(35,897)	(24,591)
Payable to adjusting agents	(60,781)	(15,180)
Net	$35,422	$45,089

Allowances for doubtful accounts for the periods ended September 30, 2010 and December 31 was $ 5,723.This allowance is net of offsetting payables to insured clients, adjusting agents and related expenses.

NOTE 8 -	CAPITAL TRANSACTIONS

A $25,000 unsecured promissory note, bearing interest at 12% and due on or before September 1, 2009 was contributed to capital, by the president of the company, during the quarter ending September 30, 2009.

On May 19, 2010, 250,000 shares of restricted common stock were sold for $8,500 cash and a $1,500 of subscription receivable. On May 27, 2010, 150,000 shares of restricted common stock were issued for $6,000 of services regarding insurance leads and marketing and expired September 30, 2010.  On June 15, 2010, 250,000 shares of restricted common stock were sold for $12,000. On July 27, 2010, 250,000 shares of restricted common stock were sold for $15,000.

NOTE 9 -	DEFERRED COMPENSATION

Commencing in the first quarter 2010, the officer’s salary is being deferred until there is sufficient working capital. Deferred compensation at September 30, 2010 was $ 75,000.

NOTE 10 -	EXPENSE RECOVERY

The company is reimbursed by officers and employees for use of company vehicles.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 11 -	INCOME TAXES
Prior to the merger in October, 2007, the Company was taxed as a limited liability company.  As such, income taxes and loss benefits were recognized individually by the limited liability members.

For financial statement purposes for the periods ending September 30, 2010, and December 31, 2009 the reported provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate of 34% to the loss before income taxes as follows:

Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	4
Offsetting Valuation Adjustment	(38)
Effective income tax rate	0%

As of September 30, 2010, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $230,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. No tax asset has been reported in the financial statements, due to the uncertainty that there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 -	SHARE BASED PAYMENTS FOR CONSULTING SERVICES
During the second quarter ending June 30, 2010, the Company issued 150,000 shares of restricted common stock for consulting services.  The estimated value of the consulting services is $ 6,000.  The consulting service contract expired on September 30, 2010..

NOTE 13 -	SUBSEQUENT EVENTS
In May 2009, the FASB issued SFAS No. 165, (ASC 855) “Subsequent Events” which offers assistance to the established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance requires disclosure of the date through which events subsequent to the Balance Sheet date have been evaluated and whether that date represents the date the financial statements were issued or available to be issued. Subsequent events have been evaluated thru November 15, 2010, the date financial statements were available to be issued.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 14 -	NEW ACCOUNTING PRONOUNCEMENTS
A.	ACCOUNTING STANDARDS CODIFICATION

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

The Company does not believe that implementation of this FASB would have a material effect on the financial statements.

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

Results of Operations – Nine Months Ended September 30, 2010

Revenue

For the nine months ended September 30, 2010 revenue was $476,521 compared with $875,577 for the nine months ended September 30, 2009. This decrease of $399,056 or approximately 45% is primarily due to a reduction of hurricane related claims.

Commission to Adjusters

Commission expenses for adjusters for the nine months ended September 30, 2010 was $302,561 or approximately 63% of revenue compared with $519,200 or approximately 59% of revenue for nine months ended September 30, 2009. This decrease is due to the reduction in revenues from hurricane related claims.

Consulting Services

Consulting expense for the nine months ended September 30, 2010 was $1,275 compared to $52,770 for the nine months ended September 30, 2009. In an effort to cut expenses we have drastically reduced the outsourcing for the Orlando market electing to handle these operations in house.

Payroll

Payroll expense for the nine months ended September 30, 2010 was $138,456 compared to $111,031 for the nine months ended September 30, 2009. The increase is due to salary provision to one officer starting January 1, 2010.  This salary has been deferred until such time as there is sufficient working capital.

Other General and Administration Expenses

For the nine months ended September 30, 2010 other general and administration expenses were $152,242 compared to $196,427 for the nine months ended September 30, 2009. This decrease of $44,185 resulted from cost reductions in advertising, rent, consulting, auto, and other expenses.

Net Income

The net loss for the nine months ended September 30, 2010 was ($128,140) compared with a loss of ($9,154) for the nine months ended September 30, 2009. This decrease is due to lower revenues, and higher payroll expenses partially offset by decreases in commissions paid to adjusters, consulting services, and other general and administrative expenses.

Results of Operations – Three Months Ended September 30, 2010

Revenue

For the three months ended September 30, 2010 revenue was $185,957 compared with $298,378 for the three months ended September 30, 2009. This decrease of $112,421 or approximately 38% is due to a reduction of hurricane related claims.

Commission to Adjusters

Commission expenses for adjusters for the three months ended September 30, 2010 was $117,753 or approximately 63% of revenue compared with $187,473 or approximately 63% of revenue for three months ended September 30, 2009. This decrease is due to the reduction in revenues from hurricane related claims.

Consulting Services

Consulting expense for the three months ended September 30, 2010 was $0 compared to $13,780 for the three months ended September 30, 2009. We have completely reduced the outsourcing for the Orlando market electing to handle these operations in house.

Payroll

Payroll expense for the three months ended September 30, 2010 was $45,637 compared to $43,803 for the three months ended September 30, 2009.

Other General and Administration Expenses

For the three months ended September 30, 2010 other general and administration expenses were $50,366 compared to $63,871 for the three months ended September 30, 2009. This decrease of $13,505 resulted from cost reductions in advertising, rent, consulting, auto, and other expenses.

Net Income

The net loss for the three months ended September 30, 2010 was ($32,823) compared with a loss of ($11,826) for the three months ended September 30, 2009. This decrease is due to lower revenues partially offset by lower payroll expenses, decreases in commissions paid to adjusters, consulting services, and other general and administrative expenses.

Liquidity and Capital Resources

On September 30, 2010, the Company had $10,902 in available cash, a decrease of $1,502 from December 31, 2009. Net cash provided by operating activities decreased $50,870 due to lower revenues.  Net cash used in financing activities increased $47,295 due to repayment of car notes and sales of securities.

On May 3, 2010 the Company issued a demand, promissory note to an investor for $15,000.  The note will be repaid in the amount of $20,000 together with 16% interest on any unpaid balance. The demand for repayment shall not be made before September 14, 2010.  On August 2, 2010, $10,000 was repaid. Subsequent renegotiation of the note extended the payoff period to March 14, 2011 by a $5,000.00 fee.

We anticipate that the finalization of negotiations for additional funding from several different investment sources as well as our growing in-house marketing strategies, which were recently implemented, will result in our existing cash and projected cash flows will be sufficient to support our operations for at least the next twelve months.

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

Part II

Item 1. Legal Proceedings

None

Item 1.a.

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The company has made three unregistered sales of securities as follows:

1.	150,000 shares to Discount Leads, Inc. for $6,000 in services
2.	250,000 shares to Shawn Zaremski for $15,000
3.	250,000 shares to Cornick Capital Inc. for $10,000 ($8,500 in cash $1,500 in receivables)
4.	250,000 shares to Liane Hassan for $12,000
5.	500 shares to Marc Houser for a marketing seminar

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

Date: November 15, 2010	AAA Public Adjusting Group, Inc.

	By:	/s/ Frederick Antonelli
Principal Executive Officer and Chief Financial Officer, Director (Principal Executive Officer and Principal Financial and Accounting Officer)