Form 10-K
period 2010-12-31
AAA PUBLIC ADJUSTING GROUP, INC.
filed 2011-04-14
CIK 1424718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

State issuer's revenues for its most recent fiscal year ended December 31, 2010: $623,714.

As of March 31, 2011, there were 103,747,980 shares of the issuer's common stock issued and outstanding. Affiliates of the issuer own 90,000,000 shares of the issuer's issued and outstanding common stock and the remaining 13,747,980 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at March 31, 2011 was $142,935.

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

ITEM 1. BUSINESS

Our Company

We were incorporated in the State of Florida on June 1, 2007. Our total authorized stock consists of 250,000,000 common shares and 20,000,000 preferred. Our fiscal year end date is December 31. On October 22, 2007, we acquired all of the outstanding membership interest of Florida Claims Consultants, LLC., for the issuance of 4,000,000 shares of our common stock to the Florida Claims Consultants, LLC holders, pursuant to a purchase agreement and share exchange between Florida Claims Consultants, LLC and us. Pursuant to the Agreement, Florida Claims Consultants, LLC became our wholly owned subsidiary. We entered into this agreement in order to pursue our business plan of acting as a holding company for companies in the public adjusting business. This transaction was a related party transaction since Frederick Antonelli and Karl Bach were the principal stockholders of Florida Claims Consultants and us prior to the merger and therefore, this transaction was not an arms length transaction. No finder fees or compensation, direct or indirect, were paid in connection with this merger. In the future it is possible that we may enter into additional transactions with companies in this industry in furtherance of these business objectives. Currently, we do not have any contemplated acquisitions and have not had any discussions with companies in the industry to complete such a transaction.

Our wholly owned subsidiary, Florida Claims Consultants (FCC) is a consumer advocate licensed by the Florida Department of Insurance as "public insurance adjusters" to protect consumer rights. A public insurance adjuster is an authority on loss adjustments that property owners can retain to assist in preparing, filing, and adjusting their insurance claims. Ones home or business is often the clients largest investment, and over the past two years FCC has successfully processed claims for approximately 490 clients in 2010 and 575 in 2009.

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

Risks Related to Our Business and Industry

A. Mr. Antonelli and Mr. Christopher Lombardi are presently our only officers and Mr. Antonelli and Mr. Lombardi are our only directors.

Mr. Antonelli and two other shareholders own approximately 90 percent of the outstanding common stock and an equal voting power. As a result, they alone will be able to exercise control over many matters requiring approval by the board of directors or our stockholders. As a result, they will be able to:

•	Control the composition of our board of directors;
•	Control our management and policies;
•	Determine the outcome of significant corporate transactions.

Additionally, it should be clear that the interests of Mr. Antonelli and the two other holders may differ entirely from the other shareholders interest.

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

E. There is no market for the company’s securities and if no market develops investors will be unable to sell their securities

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

F. Our revenues are volatile during natural disasters, without these storms our revenue is negatively impacted.

Our business of public adjusting depends on clients with damages to their property. The more damage the higher the resulting claim and subsequent commission earned by us. Therefore, during times of storm inactivity our revenues are negatively impacted.

G. All of our revenue is currently derived from operations in Florida, this demographic concentration of revenue may severely impact our revenue if regulatory changes impede our operations.

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

No items were put to a shareholder vote during the period ended December 31, 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

(a) MARKET PRICE

Effective August 20, 2009 our shares of common stock have been quoted on the Over the Counter Bulletin Board under the symbol “AAAA.”

The following information sets forth the high and low bid price of our common stock during fiscal 2010 and 2009 and was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW

CALENDAR 2010
Quarter Ended March 31 (1)	$0.00	$0.00
Quarter Ended June 30 (1)	$0.00	$0.00
Quarter Ended September 30	$5.00	$5.00
Quarter Ended December 31	$6.05	$5.00
(1) Trading the stock did not commence until August 20, 2010.

(b) HOLDERS

As of the date of this report, there were approximately 29 holders of our common stock.

(c) DIVIDENDS

The Company has never paid a dividend and does not anticipate that any dividends will be paid in the foreseeable future. The Company did a forward division of fifteen shares to one on a forward split which was effective in February, 2011.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2010, under which our common stock is authorized for issuance.

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

Recent Sales of Unregistered Securities; Use of Proceeds

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2010, the Company and the Affiliated Purchasers (as defined in Rule 10b-18(a)(3)) did not engage in any repurchases of the Company securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected historical financial data for the periods indicated. The selected statement of operations data for the years ended December 31, 2010 and 2009, and the selected balance sheet data as of December 31, 2010 and 2009, have been derived from our audited financial statements and related notes thereto included elsewhere in this annual report.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this annual report.

	Year Ended December 31,
	2010	2009
Statement of Operations Data:
Revenue	$603,007	$1,096,859
Operating expenses
General and administrative expenses	192,531	279,968
Commissions to Adjusters	392,212	631,927
Salaries and related expenses	185,326	162,431
Consulting Services	1,275	52,770
Loss from operations	(168,337)	(30,237)
Other income (expense)	(16,892)	(6,920)
Net loss	$(185,229)	$(13,157)

Net loss per share basic and diluted	$(0.00)	$(0.00)

	Year Ended December 31,
	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$4,174	$12,404
Accounts Receivable	69,100	84,860
Prepaid Expenses	3,392	-
Total assets	101,921	171,756
Total liabilities	236,280	162,416
Stockholders’ Equity (Deficiency)	(134,359)	9,340

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Twelve months ended December 31, 2010 ("Fiscal 2010" or "2010" or "the current year") compared to twelve months ended December 31, 2009 ("Fiscal 2009" or "2009" or "the prior year").

RESULTS OF OPERATIONS

REVENUES. During fiscal 2010 and 2009, we had revenues of $603,007 and $1,096,859 respectively. We experienced a decline in revenue due to the number of claims from past hurricane seasons tapering off and previously being settled.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for fiscal 2010 were $771,344 compared to fiscal year 2009 operating expenses of $1,127,096 a decrease of $355,752 related mainly to a decrease in commissions payable which corresponds to lower revenue achieved.

During 2010, we incurred $192,531 of general and administrative expenses as compared to $279,968 during 2009. The decrease was due to a continued reduction of expenses related to our operations corresponding with the decrease in claims.

LOSS FROM OPERATIONS. We had an operating loss of ($168,337) for fiscal year 2010 as compared to an operating loss of ($30,237) for fiscal 2009, primarily due to decreased revenues partially offset by lower operating expenses as described above..

NET LOSS. We had a net loss of ($185,229) in fiscal year 2010 compared to a net loss of ($37,157) in fiscal 2009. The increase in net loss is primarily attributable to the decrease in revenues partially offset by reduced operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At December 31, 2010, we had total assets of $101,921 compared to total assets of $171,756 as of December 31, 2009. The decrease is mainly attributable to lower accounts receivable and the disposal of an automobile.

The current assets at December 31, 2010, were $76,666 compared to $97,264 at December 31, 2009. As of December 31, 2010, we had $4,174 of cash and cash equivalents compared to $12,404 at December 31, 2009.

LIABILITIES. At December 31, 2010, we had total liabilities of $236,280 compared to total liabilities of $162,416 as of December 31, 2009. The increase is attributable to an increase of $100,000 in deferred compensation to an officer, and $ 20,676 of higher accounts payable. This was  partially offset by $11,946 of decreases in accounts payable to insured and lower notes payable of  $39,866 (attributable to normal payments and the disposal of an automobile)

CASH FLOWS. Our cash used in operating activities was ($29,278) compared to cash source of $14,829 for the prior year.

During 2010, net cash provided by financing activities was $21,048 compared to ($15,442) used in financing activities in 2009.

As shown in the accompanying financial statements, the Company incurred net losses for the years ended December 31, 2010 and 2009 of $ 185,229, and $37,157, respectively.  Cumulative losses since inception are $ 292,947.  The Company has a working capital deficit at December 31, 2010 of $ 139,678. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  Management states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimate. As of December 31, 2010, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2009.

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

These Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount the Company received on issuance of the debt or preferred stock, common shares, options or warrants. The Company accounts for these penalties when it is probable that a penalty will be incurred. At December 31, 2010, the Company has no registration rights agreement requiring penalties to be recorded.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to include the disclosure under this Item 7A.

ITEM 8.  FINANCIAL STATEMENTS

BAUM & COMPANY, P.A.
Certified Public Accountants
605 Lincoln Road – Suite 210
Miami Beach, Florida  33139
(954)752-1712

Stockholders and Board of Directors
AAA Public Adjusting Group, Inc.
Hollywood, FL

We have audited the accompanying consolidated balance sheets of AAA Public Adjusting Group, Inc. as of December 31, 2010 and 2009 and the statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of AAA Public Adjusting Group, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended  in conformity with accounting principles generally accepted in the United States of America.

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

Miami Beach, Florida
April 7, 2011

AAA PUBLIC ADJUSTING GROUP, INC

TABLE OF CONTENTS

DECEMBER 31, 2010

Page

Consolidated Financial Statements

Balance Sheets	17

Statements of Revenues and Expenses	18

Statements of Cash Flows	19

Statement of Equity	20

Notes to Financial Statements	21 - 28

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND DECEMBER 31, 2009

	Year Ended December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$4,174	$12,404
Accounts receivable – net	69,100	84,860
Prepaid expense	3,392	-
Total current assets	76,666	97,264

Property, plant, and equipment - net	25,255	74,492

Total Assets	$101,921	$171,756

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable vehicle - current portion	$12,912	$19,452
Notes payable-	5,000	-
Accounts payable and accrued liabilities	85,787	65,111
Deferred Compensation	100,000	-
Accounts payable to insured	12,645	24,591

Total current liabilities	216,344	109,154

Long Term Liabilities
Notes payable – vehicle -net of current	19,936	53,262
Total long term liabilities	19,936	53,262

Total Liabilities	236,280	162,416

Stockholders' Equity
Preferred Stock, 20,000,000 shares authorized, no shares issued	-	-
Common Stock, 250,000,000 shares authorized at $.0001 par, 103,747,980 and 90,240,480 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	10,375	9,024
Additional paid in capital	149,713	108,034
Stock subscription receivable	(1,500)	-
Accumulated Deficit	(292,947)	(107,718)

Total Stockholders' equity	(134,359)	9,340

Total Liabilities and Stockholders' Equity	$101,921	$171,756

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	2010	2009

Revenues (net)	$603,007	$1,096,859

Operating Expenses:
Commissions to adjusters	392,212	631,927
Consulting services - other	1,275	52,770
Payroll	185,326	162,431
Other general and administrative expenses	192,531	279,968

Total operating expenses	771,344	1,127,096

Profit (Loss) from operations	(168,337)	(30,237)

Other income (expense)

Interest (expense)	(16,892)	(6,920)

Net Income/(Loss) Before Income Taxes	(185,229)	(37,157)

Provision for income tax	-	-

Net Income/(Loss)	$(185,229)	$(37,157)

Net income (loss) per common share, basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	96,000,720	90,240,480

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND  2009

	2010	2009
Cash Flows From Operating Activities:
Net Income (Loss)	$(185,229)	$(37,157)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used in) Operating Activities:
Depreciation and amortization	28,999	30,793
Bad debt expense	-	127
Gain on disposal of equipment	(176)	-
Stock issued for services	6,030	-
Change in operating assets and liabilities:
(Increase) Decrease in accounts receivable	15,760	83,550
(Increase) Decrease in prepaid expenses	(3,392)	8,896
Increase in deferred compensation	100,000	-
Increase (Decrease) in accounts payable and accrued liabilities	8,730	(71,380)

Net Cash Provided (Used In) Operating Activities	$(29,278)	$14,829

Cash Flows From Investing Activities:
Purchase of equipment	-	(850)

Net Cash Provided (Used) in Investing Activities	-	(850)

Cash Flows From Financing Activities:

Repayment of notes payable	(19,452)	(18,026)
Proceeds from loans	15,000	-
Repayment of loans	(10,000)	-
Proceeds from sale of common stock	35,500	-
Increase in related party notes	-	2,584
Net Cash Provided (Used) in Financing Activities	21,048	(15,442)

Net increase (decrease) in Cash and Cash Equivalents	(8,230)	(1,463)

Cash and Cash Equivalents at beginning of period	12,404	13,867

Cash and Cash Equivalents at end of period	$4,174	$12,404

Other Cash Flow Items:
Cash payments for:
Income tax	$-	$-
Interest expense	$16,892	$6,377
Related party notes payable donated to capital	$-	$25,000

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2009 THROUGH DECEMBER 31, 2010

	Common Shares	Common Stock	Stock Subscription Receivable	Additional Paid in Capital	Accumulated Deficit	Total Equity

Balance at January 1, 2009	90,240,480	$9,024	$-	$83,034	$(70,561)	$	$ 21,497

Contributed capital, officer loans				25,000			25,000

Net income (loss) - 2009					(37,157)		(37,157)

Balance at December 31, 2009	90,240,480	9,024	-	108,034	(107,718)		9,340

Common Stock issued for cash	11,250,000	1,126	(1,500)	35,874	-		35,500
Common Stock issued for services	2,257,500	225		5,805			6,030

Net income (loss) - 2010					(185,229)		(185,229)

Balance at December 31, 2010	103,747,980	$10,375	$(1,500)	$149,713	$(292,947)		$(134,359)

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2010

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

Net loss per share

Net income per share is computed by dividing the net income/(loss) by the weighted average number of shares outstanding during the period.  Net income per share, diluted, is not presented as no potentially dilutive securities are outstanding.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimate. As of December 31, 2010, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2010.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Advertising

Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.  Advertising expenses for the years ended December 31, 2010 and 2009 were $ 11,815 and $ 21,474 respectively.

Reclassifications

Certain prior years’ comparative figures have been reclassified to conform to the financial statement presentation adopted for this year.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses for the years ended December 31, 2010 and 2009 of $ 185,229, and $37,157, respectively.  Cumulative losses since inception are $ 292,947.  The Company has a working capital deficit at December 31, 2010 of $139,678. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  Management states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The following is a summary of property and equipment at December 31, 2010 and December 31, 2009:

	2010	2009

Office furniture & equipment	$26,270	$26,270
Computer equipment	14,729	14,729
Leasehold improvements	2,469	2,469
Vehicles	81,009	125,167
Total equipment	124,477	168,635

Less accumulated depreciation	99,222	94,143

Net Property and Equipment	$25,255	$74,492

Depreciation expense for the years ended December 31, 2010 and 2009 was $ 28,999 and $ 30,793 respectively.

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

Rent expense for the years ended December 31, 2010 and 2009 was $ 14,932 and $ 34,206 respectively.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 5 – NOTES PAYABLE-Vehicles

Notes payable consists of:

	2010	2009

Notes payable to a financial institution in monthly installments of $ 517 including interest at 9.79% to Mature on February 1, 2012. This note is collateralized by an automobile	$6,814	$12,068

Notes payable to a financial institution in monthly installments of $ 740 including interest at 7.74% to mature on May 13, 2014. This note is collateralized by an automobile	26,034	32,625

Notes payable to a financial institution in monthly installments of $ 759 including interest at 6.10% to mature on May 1, 2013. This note is collateralized by an automobile (a)	-	28,021

Total Notes Payable	$32,848	$72,714

The future scheduled payments of notes payable are:

2010	$-	$19,452
2011	12,912	20,996
2012	9,383	17,304
2013	7,684	12,047
2014	2,869	2,915
Total	$32,848	$72,714

(a)  At December 31, 2010 this vehicle and the related notes payable were disposed of.

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
DECEMBER 31, 2010

NOTE 7 -            ACCOUNTS RECEIVABLE and OFFSETTING PAYABLES

Accounts receivable reflects net funds due the company for its services and gross funds due the company and which are offset by any funds any due to the insured. These “net” receivables are offset by related commission payments to adjusting agents. The insured clients and adjusting agents are not paid until the company has received appropriate compensation. Related balances at December 31, 2010 and December 31, 2009 were:

	December 31,	December 31,
	2010	2009

Total funds receivable	$69,100	$84,860
Payable to insured	(12,645)	(24,591)
Payable to adjusting agents	(37,389)	(15,180)
Net	$19,066	$45,089

Allowances for doubtful accounts for the periods ended December 31, 2010 and December 31, 2009 were $ 5,722 and $ 5,722 respectively. This allowance is net of offsetting payables to insured clients, adjusting agents and related expenses.

NOTE 8 -            CAPITAL TRANSACTIONS

In the year ending December 31, 2010, the company sold 11,250,000 shares of restricted company stock for $35,500 cash and a stock subscription receivable of $1,500.  During the year ending December 31, 2010, the company issued 2,275,000 shares of restricted company stock for services values of $6,030.

A $25,000 unsecured promissory note, bearing interest at 12% and due on or before June 1, 2009 was contributed to capital, by the president of the company, during the quarter ending March 31, 2009.

NOTE 9 -            NOTES PAYABLE

	2010	2009

Note payable - $15,000 initial principle, interest at 16% plus $5,000, maturity extended to March 14, 2011, pursuant to a $5,000 renegotiation fee.	$5,000	$-

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 10 -  INCOME TAXES

Prior to the merger in October, 2007, the Company was taxed as a limited liability company.  As such, income taxes and loss benefits were recognized individually by the limited liability members.

For financial statement purposes for the period ending December 31, 2010 and 2009, the reported provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate of 34% to the loss before income taxes as follows:

Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	4
Offsetting Valuation Adjustment	(38)
Effective income tax rate	0%

As of December 31, 2010, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $208,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. No tax asset has been reported in the financial statements, due to the uncertainty that there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 11-  RELATED PARTY TRANSACTIONS

For the year ending December 31, 2010, a director and officer of the company, had received $100,000 in compensation, which was deferred.

On March 25, 2011, the company executed a master convertible note agreement, effective April 1, 2011.
This agreement allows for interest at 5%, no specific maturity date and for the conversion of  debt into shares of common stock at a 25% discounted  price of the 5 day average closing bid price prior to the day of execution.

Effective April 1, 2011, the nature of this $100,000 deferred compensation liability, was changed to this  master convertible note payable.

Concurrent with this liability conversion, an independent firm purchased $28,500 of this note from the officer/director. The AAA Public Adjusting Group agreed for this $28,500 component,  that the conversion rights of this note would be retained, the maturity of  the note was established at 1 year from April 1, 2011, and the interest rate was  adjusted to 8%. The $28,500 proceeds of this note sale were loaned by the officer/director to the company, at no interest and no specific maturity date.

NOTE 12 -  NEW ACCOUNTING PRONOUNCEMENTS

A.ACCOUNTING STANDARDS CODIFICATION

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
DECEMBER 31, 2010

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

The Company has implemented this update effective for the years beginning January 1, 2010 and does not believe that it would have a material impact on the financial statement for the year ending December 31, 2010

C        STOCKHOLDER DISTRIBUTION

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

NOTE 13 -  SUBSEQUENT EVENTS

February 11, 2011, the Company filed an Amendment to the Articles of Incorporation, in particular Article 7, with the secretary of State of Florida, Division of Corporations.  The Board of Directors, pursuant to Section 607.10025, approved a fifteen for one forward division (forward split) for the common stock for all shareholders of record as of February 18, 2011.  Additionally and pursuant of Section 607.10025, the Board of Directors adopted a resolution for the increase of the authorized common shares of the Corporation to be two hundred fifty million (250,000,000), made effective with the Secretary of State on February 11, 2011. Accordingly, all related common stock shares and per share amounts have been retroactively restated.

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A (T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision of Frederick Antonelli, the Company’s Principal Executive Officer and/or Chief Financial Officer (the “Reviewing Officers”), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2010. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officers concluded that as of December 31, 2010, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, except for the establishment of the audit committee as contemplated below.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our principal executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010, based on those criteria due to the material weaknesses as outlined above. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

ITEM 9B. OTHER INFORMATION

BOARD APPOINTMENTS AND RESIGNATIONS

On February 16, 2010, Kevin Monhan, resigned as the Company's Chief Financial Officer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

As of March 31, 2011, the officers and directors of the Corporation are:

Name	Age	Position with Company
Christopher Lombardi	41	President, CEO
Frederick Antonelli	41	Director

All directors hold office until the next annual meeting of our stockholders and until their successors have been elected and shall qualify. Officers serve at the discretion of our Board of Directors.

Christopher Lombardi

Mr. Lombardi, a Brooklyn New York native, attended City University, New York. For the last seven years, Mr. Lombardi has been a Licensed Public Adjuster with Florida Claims Consultants (the predecessor company to AAA) which he later purchased. His efforts resulted in FCC becoming one of the most successful and respected firms in the industry. Mr. Lombardi is an experienced real estate agent as well as an experienced sales director who oversaw the development of over 700 representatives nationwide. In addition he also has a strong financial background having held a series 7 license as a stockbroker in NYC.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended December 31, 2010, and 2009.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frederick Antonelli,	2009	44,142	—		—	—	—	—	44,142
CEO, Director	2010	13,000	—			—	—		13,000
Karl Bach,	2009	0	—			—	—		0
CEO, Director	2010	0	—		—	—	—		0
Kevin Monahan,	2009	11,828							11,828
CFO, Director	2010	0							0

OUTSTANDING EQUITY AWARDS

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2010, and each person who served as an executive officer of the Company as of December 31, 2010:

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

COMPENSATION OF DIRECTORS

The following table summarizes the compensation for our non-employee board of directors for the fiscal years ended December 31, 2010 and 2009:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

As of March 14, 2011, there were 103,747,980 common shares issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group. Kevin Monahan was an officer and director until his resignation on February 16, 2010.

Title of Class	Name & Address of Beneficial	Amount and Beneficial	Nature of Ownership	Percentage of Class (1)
Common Stock	Frederick Antonelli 1926 Hollywood Blvd. Hollywood, FL 33020	30,000,000	Direct	29%

Common Stock	Karl Bach 1926 Hollywood Blvd. Hollywood, FL 33020	30,000,000	Direct	29%

Common Stock	Kevin Monahan 9343 Sun Pointe Dr. Boynton Beach FL 33437	30,000,000	Direct	29%

	Total of all Officers and Directors as a Group	90,000,000		87%

(1) Based on 103,747,980 shares issued and outstanding on March 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Notes Payable
A $25,000 unsecured promissory note, bearing interest at 12% and due on or before June 1, 2009 was contributed to capital, by the president of the company, during the quarter ending March 31, 2009.  The Company also has a Master Convertible Promissory Note with Frederick Antonelli dated March 25, 2011,  effective April 1, 2011 in the amount accrued to be $100,000.

Director Independence

We do not have any independent directors as that term in defined under section 301 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following table summarizes the fees for Baum & Company, P.A. services rendered to the Company during 2010 and 2009.

	Amount
Type of Fee	Fiscal Year 2010	Fiscal Year 2009 (5)
Audit(1)	$20,000	$18,500
Audit Related(2)	10,500	10,500
All Other (4)	—	—
Total	$30,500	$29,000

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

ITEM 15. SUBSEQUENT EVENTS

January 21, 2011 Karl Bach resigned from the company as Director.  On February 10, 2011 Frederick Antonelli resigned from the company as President and CEO. Also, on February 10, 2011 Christopher Lombardi was named President and CEO with an annual salary of $75,000.  The $75,000 salary will be deferred.

The Company assumed two, new vehicle leases:  A 2009 BWM on January 11, 2011 for $632 per month through February 20, 2012 and, a 2009 BMW on March 8, 2011 for $632 per month through April 29, 2012.

March 3, 2011, Real Time Interests, Inc. purchased a portion of the debt obligations owed to Frederick Antonelli, the Director of the Company, for the principle sum of $28,500 under a promissory note due and owing between the Company and Frederick Antonelli, the original promissory note holder.  Frederick Antonelli loaned these funds to the Company.

ITEM 16. EXHIBITS

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

AAA PUBLIC ADJUSTING GROUP INC.

By:	/s/ Christopher Lombardi
Name: Christopher Lombardi
Title: President, CEO, Chief Financial Officer

Dated April 11, 2011

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Christopher Lombardi		April 11, 2011
Christopher Lombardi	President, CEO