Form 10-Q
period 2011-03-31
AAA PUBLIC ADJUSTING GROUP, INC.
filed 2011-05-16
CIK 1424718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

The registrant had 104,872,980 of Common stock outstanding as of March 31, 2011.

AAA PUBLIC ADJUSTING GROUP, INC

TABLE OF CONTENTS

March 31, 2011

Page

Consolidated Financial Statements

Balance Sheets	2

Statements of Revenues and Expenses	3

Statements of Cash Flows	4

Notes to Financial Statements	5 - 12

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets

Current Assets
Cash and cash Equivalents	$20,612	$4,174
Accounts receivable – net	69,788	69,100
Prepaid expense	2,530	3.392
Total current assets	92,930	76,666

Property, plant, and equipment - net	21,607	25,255

Total Assets	$114,537	$101,921

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable, vehicle - current portion	$12,677	$12,912
Note payable	5,000	5,000
Accounts payable and accrued liabilities	186,260	85,787
Deferred compensation	135,509	100,000
Accounts payable to insured	15,997	12,645

Total current liabilities	355,443	216,344

Long Term Liabilities
Notes payable,vehicle - net of current	17,046	19,936
Total long term liabilities	17,046	19,936

Total Liabilities	372,489	236,280

Stockholders' Equity (Deficiency)
Preferred Stock, 20,000,000 shares authorized, no shares issued	-	..
Common Stock, 250,000,000 shares authorized at $.0001 par, 104,872,980, and 103,747,980 shares issued and outstanding at March 31, 2011 and December 31, 2010	10,487	10,375
Additional paid in capital	178,101	149,713
Stock subscription receivable	(1,500)	(1,500)
Accumulated Deficit	(445,040)	(292,947)
Total Stockholders' Equity (Deficiency)	(257,952)	(134,359)

Total Liabilities and Stockholders' Equity (Deficiency)	$114,537	$101,921

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 3 MONTHS ENDED MARCH 31, 2011 AND, 2010
(unaudited)

	2011		2010

Revenues (net)		$131,193	$150,118

Operating Expenses:
Commissions to adjusters		80,348	99,165
Consulting services – other		-	1.275
Compensation		127,195	45,719
Other general and administrative expenses		74,343	46,629

Total operating expenses		281,886	192,788

Profit (Loss) from operations		(150,693)	(42,670)

Other income (expense)

Interest (expense)		(1,400)	(1,324)

Net Income/(Loss) Before Income Taxes		(152,093)	(43,994)

Provision for income tax		-	-

Net Income/(Loss)	$	(152,093)	$(43,994)

Net income (loss) per common share, basic		$(0.00	$0.00

Weighted average number of common shares outstanding		103,860,480	90,240,480

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 3 MONTHS ENDED MARCH 31, 2011 AND, 2010
(unaudited)

	2011	2010
Cash Flows From Operating Activities:
Net Income (Loss)	$(152,093)	$(43,994)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used in) Operating Activities:
Depreciation	3,648	7,408
Change in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(688)	(18,721)
(Increase) Decrease in prepaid expenses	862	-
Increase in deferred compensation	35,509	25,000
Increase (Decrease) in accounts payable and accrued liabilities	103,825	33,628

Net Cash Provided (Used In) Operating Activities	$(8,937)	$3,321

Cash Flows From Investing Activities:

Net Cash Provided (Used) in Investing Activities	-	-

Cash Flows From Financing Activities:
Repayment of notes payable	(3,125)	(4,726)
Sale of Common stock	28,500	-

Net Cash Provided (Used) in Financing Activities	25,375	(4,726)

Net increase (decrease) in Cash and Cash Equivalents	16,438	(1,405)

Cash and Cash Equivalents at beginning of period	4,174	12,404

Cash and Cash Equivalents at end of period	$20,612	$10,999

Other Cash Flow Items:
Cash payments for:
Income tax	$-	$-
Interest expense	$1,404	$1,324

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

AAA Public Adjusting Group, Inc was incorporated on October 05, 2007 in the state of Florida. AAA Public Adjusting Group, Inc was formerly Florida Claims Consultants, LLC formed on March 3, 2004 in the state of Florida. On October 22, 2007, AAA Public Adjusting Group, Inc consummated an agreement with Florida Claims Consultants, LLC, pursuant to which Florida Claims Consultants, LLC, exchanged all of its Members’ interest for 60,000,000 shares of common stock of AAA Public Adjusting Group, Inc. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost. The consolidated, historical financial statements have been appropriately re-stated.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, not all of the information and footnotes required by generally accepted accounting principles for complete financial statements have been presented. These consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended on December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. The results of operations for three months ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year ended December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of AAA Public Adjusting Group, Inc. and its wholly owned subsidiary Florida Claims Consultants, LLC. All inter-company transactions and balances have been eliminated in the consolidated financial statements.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimate. As of March 31, 2011, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2010.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Revenue Recognition

The Company recognizes revenues when fees due to the company are reasonably assured to be collected from: our client (the insured) or by the insured’s insurance carrier and not before. Collectability is not ensured until receipt of fees.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value.

Advertising

Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred. Advertising expenses for the three months ended March 31, 2011 and 2010 were $360 and $1,190 respectively.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, (ASC 855) “Subsequent Events” which offers assistance to the established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which events subsequent to the Balance Sheet date have been evaluated and whether that date represents the date the financial statements were issued or available to be issued. Subsequent events have been evaluated through the date financial statements were available to be issued.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss for the three months ended March 31, 2010 of $152,093, a $185,229 net loss for the year ending December 31, 2010, and cumulative losses since inception are approximately $445,000. The Company has a working capital deficit at March 31, 2011 of $262,513. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following is a summary of property and equipment at March 31, 2011 and December 31, 2010:

	March 31,	Dec. 31,
	2011	2010

Office furniture & equipment	$26,270	$26,270
Computer equipment	14,729	14,729
Leasehold improvements	2,469	2,469
Vehicles	81,009	81,009
Total equipment	124,477	124,477

Less accumulated depreciation	102,870	99,222

Net Property and Equipment	$21,607	$25,255

Depreciation expense for the three months ended March 31, 2011 and 2010 was $3,648 and $7,408 respectively.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 4 -	LEASE COMMITMENTS
The Company renewed their office in Hollywood, Florida through April 30, 2012 at a minimum annual rent of $ 12,720 (payable monthly) inclusive of related sale taxes and utilities. The remaining lease obligations are:

2011	$9,540
2012	4,240
$13,780

Rent expense for the three months ended March 31, 2011 and 2010 was $3,180 and $7,452 respectively.

NOTE 5 -	NOTES PAYABLE-Vehicles
Notes payable consists of the following:

Notes payable to financial institutions in monthly installments of $ 517 including interest at 9.79% to maturity on February 1, 2012. The note is collateralized by an automobile	$5,418

Notes payable to financial institutions in monthly installments of $ 740 including interest at 7.74% to maturity on May 13, 2014. The note is collateralized by an automobile	24,305

Total Notes Payable	$29,723

The future scheduled payments of notes payable are:

2011	$12,677
2012	9,383
2013	7,663

$29,723

NOTE 6 -	NOTES PAYABLE-Investor

	March 31,	Dec. 31,
	2011	2010

Note payable - $15,000 initial principle, interest at 16% plus $5,000, maturity extended to March 14, 2011 pursuant to a $5,000 renegotiation fee, and informally extended to June 14, 2011.	$5,000	$5,000

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 7 -	CONCENTRATION OF RISK

The Company did not have funds in excess of the $ 250,000 Federal Deposit Insurance Corporation’s (FDIC) insured limits. The company has funds on deposit with a major bank and does not believe that there is a concentration of risk factor. There is no concentration of risk regarding accounts receivable, as any single receivable is not material and there are offsetting related payables.

NOTE 8 -	ACCOUNTS RECEIVABLE and OFFSETTING PAYABLES
Accounts receivable reflects net funds due the company for its services and gross funds due the company and which are offset by any funds due to the insured. These “net” receivables are offset by related commission payments to adjusting agents. The insured clients and adjusting agents are not paid until the company has received appropriate compensation. Related balances at March 31, 2011 and December 31, 2010 were:

	March 31,	December 31,
	2011	2010

Total funds receivable	$69,789	$69,100
Payable to insured	(15,997)	(12,645)
Payable to adjusting agents	(31,014)	(37,389)
Net	$22,778	$19,066

Allowances for doubtful accounts for the periods ended March 31, 2011 and December 31, 2010 was $560 and $5,723 respectively. This allowance is net of offsetting payables to insured clients, adjusting agents and related expenses.

NOTE 9-	CAPITAL TRANSACTIONS

On February 11, 2011, the Company raised the authorized shares of common stock, pursuant to Florida code, section 607.10025, to two hundred fifty million (250,000,000) shares and authorized a 15 to 1 forward, stock split effective March 18, 2011. This forward stock split has been retroactively reflected in the financial statements.

In March 2011, 1,125,000 shares of common stock was sold for $28,500.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 10-	DEFERRED COMPENSATION
Commencing in the first quarter 2010, some officers’ salaries are being deferred until there is sufficient working capital. Deferred compensation at March 31, 2011 and December 31, 2010 was $135,509 and $100,000, respectively.

On February 10, 2011 Frederick Antonelli resigned as President and CEO and remains a Director and employee. Christopher Lombardi was named President and CEO with an annual salary of $75,000. The $75,000 salary is to be deferred until the company has sufficient working capital.

On March 25, 2011, the company executed a master convertible note agreement, effective April 1, 2011. This agreement allows for the conversion of deferred salary into debt, at a 5% interest rate, no specific maturity date and for the conversion of related debt into shares of common stock at a 25% discounted price of the 5 day average closing bid price prior to the day of execution.

NOTE 11 -	INCOME TAXES
Prior to the merger in October, 2007, the Company was taxed as a limited liability company. As such, income taxes and loss benefits were recognized individually by the limited liability members.

For financial statement purposes for the periods ending March 31, 2011, and December 31, 2010 the reported provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate of 34% to the loss before income taxes as follows:

Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	4
Offsetting Valuation Adjustment	(38)
Effective income tax rate	0%

As of March 31, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $360,000 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. No tax asset has been reported in the financial statements, due to the uncertainty that there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
.
NOTE 12 -	EXPENSE RECOVERY

The company is reimbursed by officers and employees for use of company vehicles.

NOTE 13 -	NEW ACCOUNTING PRONOUNCEMENTS
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

The Company has implemented this update effective for the years beginning January 1, 2010 and does not believe that it would have a material impact on the financial statement for the year ending December 31, 2010, and subsequent reporting.

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

Results of Operations – Three Months Ended March 31, 2011

Revenue

For the three months ended March 31, 2011 revenue was $131,193 compared with $150,118 for the three months ended March 31, 2010. This decrease of $18,925 or approximately 13% is primarily due to a reduction of settlement of prior years hurricane related claims.

Commission to Adjusters

Commission expenses for adjusters for the three months ended March 31, 2011 was $80,348 or approximately 61% of revenue compared with $99,165 or approximately 66% of revenue for three months ended March 31, 2010. This decrease is due to the reduction in related prior years revenues from hurricane related claims.

Consulting Services

Consulting expense for the three months ended March 31, 2011 was $0 compared to $1,275 for the three months ended March 31, 2010. In an effort to cut expenses we have drastically reduced the outsourcing for the Orlando market electing to handle these operations in house.

Compensation

Compensation expense for the three months ended March 31, 2011 was $127,195 compared to $45,719 for the three months ended March 31, 2010, an increase of $81,476 or 179%. The increase is primarily the result of an additional officer starting in February, 2011.In recognition of the working capital position, of the 2011 compensation $76,000 is accrued and to be paid in company stock and $35,509 is deferred. Both the 2011 salaries and the 2010 salaries have been deferred until such time as there is sufficient working capital.

Other General and Administration Expenses

For the three months ended March 31, 2011 other general and administration expenses were $74,343 compared to $46,629 for the three months ended March 31, 2010. This increase of $27,714 resulted from increase in legal fees attributable to “public company” expenses, net of cost reductions in advertising, rent, consulting, auto, and other expenses.

Net Income

The net loss for the three months ended March 31, 2011 was ($152,093) compared with a loss of ($43,994) for the three months ended March 31, 2010. This ($108.099) (248%) higher loss resulted from higher compensation and public company legal expenses net of lower net revenues and gross profits and operating cost reductions to conserve cash.

Liquidity and Capital Resources

On March 31, 2011, the Company had $20,612 in available cash, an increase of $16,438 from December 31, 2010. Net cash provided by operating activities decreased $21,586 due to lower revenues. This shortfall was more than offset by Net cash used in financing activities that increased $39,429 due to repayment of car notes and sales of securities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision of Christopher Lombardi, the Company’s President, Chief Financial Officer and Frederick Antonelli, the Company’s Director (the “Reviewing Officers”), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Reviewing Officers concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information
Board Appointments and Resignations
January 21, 2011 Karl Bach resigned from the Company as Director. On February 10, 2011 Frederick Antonelli resigned from the Company as President and CEO and remains a Director and, Christopher Lombardi was named President and CEO with an annual salary of $75,000. The $75,000 salary will be deferred

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

Date: May 16, 2011	AAA Public Adjusting Group, Inc.

	By:	/s/ Christopher Lombardi

President, Chief Executive Officer and Principal Financial Officer