Form 10-Q
period 2011-06-30
AAA PUBLIC ADJUSTING GROUP, INC.
filed 2011-08-15
CIK 1424718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

The registrant had 105,842,980 of Common stock outstanding as of June 30, 2011.

AAA PUBLIC ADJUSTING GROUP, INC

TABLE OF CONTENTS

June 30, 2011

Page

Consolidated Financial Statements

Balance Sheets	2

Statements of Revenues and Expenses	3 - 4

Statements of Cash Flows	5

Notes to Financial Statements	6 – 13

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED BALANCE SHEETS
 JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current Assets
Cash and cash Equivalents	$11,990	$4,174
Accounts receivable – net	69,019	69,100
Prepaid expense	6,647	3.392
Total current assets	87,656	76,666

Property, plant, and equipment – net	18,083	25,255

Total Assets	$105,739	$101,921

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable, vehicle - current portion	$11,388	$12,912
Note payable	25,000	5,000
Notes payable – related parties	15,000	-
Accounts payable and accrued liabilities	91,011	85,787
Deferred compensation	111,776	100,000
Accounts payable to insured	12,070	12,645

Total current liabilities	266,245	216,344

Long Term Liabilities
Notes payable, vehicle - net of current	15,143	19,936
Total long term liabilities	15,143	19,936

Total Liabilities	281,388	236,280

Stockholders' Equity (Deficiency)
Preferred Stock, 20,000,000 shares authorized, no shares issued	-	-
Common Stock, 250,000,000 shares authorized at $.0001 par, 105,842,980, and 103,747,980 shares issued and outstanding at June 30, 2011 and December 31, 2010	10,584	10,375
Additional paid in capital	363,218	149,713
Stock subscription receivable	(1,500)	(1,500)
Accumulated Deficit	(547,951)	(292,947)
Total Stockholders' Equity (Deficiency)	(175,649)	(134,359)

Total Liabilities and Stockholders' Equity (Deficiency)	$105,739	$101,921

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 6 MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

	2011	2010

Revenues (net)	$300,418	$290,564

Operating Expenses:
Commissions to adjusters	195,860	184,808
Compensation	210,543	92,819
Other general and administrative expenses	125,601	103,151

Total operating expenses	532,004	380,778

Profit (Loss) from operations	(231,586)	(90,214)

Other income (expense)

Interest (expense)	(23,418)	(5,103)

Net Income/(Loss) Before Income Taxes	(255,004)	(95,317)

Provision for income tax	-	-

Net Income/(Loss)	$(255,004)	$(95,317)

Net income (loss) per common share, basic	$(0.00)	$0.00

Weighted average number of common shares outstanding	104,357,623	91,017,255

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 3 MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

	2011	2010

Revenues (net)	$169,225	$140,446

Operating Expenses:
Commissions to adjusters	115,512	85,643
Compensation	83,348	47,100
Other general and administrative expenses	51,258	55,247

Total operating expenses	250,118	187,990

Profit (Loss) from operations	(80,893)	(47,544)

Other income (expense)

Interest (expense)	(22,018)	(3,779)

Net Income/(Loss) Before Income Taxes	(102,911)	(51,323)

Provision for income tax	-	-

Net Income/(Loss)	$(102,911)	$(51,323)

Net income (loss) per common share, basic	$(0.00)	$0.00

Weighted average number of common shares outstanding	105,454,980	101,517,195

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 6 MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

	2011	2010
Cash Flows From Operating Activities:
Net Income (Loss)	$(255,004)	$(95,317)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used in) Operating Activities:
Depreciation	7,172	14,744
Stock issued for services	117,500	6,000
Beneficial interest expense for below market conversion on common stock to be redeemed for convertible note payable	17,714		-
Change in operating assets and liabilities:
Increase) Decrease in accounts receivable	81	6,328
(Increase) Decrease in prepaid expenses	(3,255)	(2,060)
Increase in deferred compensation	61,776	50,000
Increase (Decrease) in accounts payable and accrued liabilities	4,649	845

Net Cash Provided (Used In) Operating Activities	$(49,367)	$(19,460)

Cash Flows From Investing Activities:
Net Cash Provided (Used) in Investing Activities	-	-

Cash Flows From Financing Activities:
Repayment of notes payable	(6,317)	(12,125)
Sale of Common stock	28,500	23,500
Proceeds from loans and notes payable	35,000	15,000
Net Cash Provided (Used) in Financing Activities	57,183	26,375

Net increase (decrease) in Cash and Cash Equivalents	7,816	6,915

Cash and Cash Equivalents at beginning of period	4,174	12,404

Cash and Cash Equivalents at end of period	$11,990	$19,319

Supplemental disclosure of cash flow Information:
Cash payments for interest	$2,418	$2,557

Supplemental schedule of non-cash financing activities:
Issuance of 500,000 shares of common stock for deferred compensation	$50,000	-

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, not all of the information and footnotes required by generally accepted accounting principles for complete financial statements have been presented. These consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended on December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. The results of operations for six months ended June 30, 2011 are not necessarily indicative of the results for the full fiscal year ended December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of AAA Public Adjusting Group, Inc. and its wholly owned subsidiary Florida Claims Consultants, LLC. All inter-company transactions and balances have been eliminated in the consolidated financial statements.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimate. As of June 30, 2011, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2010.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Advertising

Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred. Advertising expenses for the six months ended June 30, 2011 and 2010 were $2,020 and $6,685, respectively.

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
JUNE 30, 2011

NOTE 2 -	GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss for the six months ended June 30, 2011 of $255,004, and a $185,229 net loss for the year ending December 31, 2010, and cumulative losses since inception are approximately $547,951. The Company has a working capital deficit at June 30, 2011 of $178,589. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following is a summary of property and equipment at June 30, 2011 and December 31, 2010:

	June 30,	Dec. 31,
	2011	2010

Office furniture & equipment	$26,270	$26,270
Computer equipment	14,729	14,729
Leasehold improvements	2,469	2,469
Vehicles	81,009	125,167
Total equipment	124,477	168,635

Less accumulated depreciation	106,394	108,887

Net Property and Equipment	$18,083	$59,748

Depreciation expense for the six months ended June 30, 2011 and 2010 was $7,172 and $14,744 respectively.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 4 -	LEASE COMMITMENTS

The Company renewed their office in Hollywood, Florida through April 30, 2012 at a minimum annual rent of $12,720 (payable monthly) inclusive of related sale taxes and utilities. The remaining lease obligations are:

2011	$6,360
2012	4,240
$10,600

Rent expense for the six months ended June 30, 2011 and 2010 was $7,687 and $8,572 respectively.

NOTE 5 -	NOTES PAYABLE-Vehicles

Notes payable consists of:
	June 30, 2011	Dec 31, 2010

Note payable to a financial institution in monthly installments of $ 517 including interest at 9.79% to Mature on February 1, 2012. This note is collateralized by an automobile	$3,989	$6,814

Note payable to a financial institution in monthly installments of $ 740 including interest at 7.74% to mature on May 13, 2014. This note is collateralized by an automobile	22,542	26,034

Total Notes Payable	$26,531	$32,848

The future scheduled payments of notes payable are:

2011	$9,485
2012	9,383
2013	7,663
2014
Total	$26,531

NOTE 6 -	NOTES PAYABLE-Investor

	June 30,	Dec. 31,
	2011	2010

Note payable - $15,000 initial principle, interest at 16% plus $5,000, maturity extended to March 14, 2011 pursuant to a $5,000 renegotiation fee, and currently overdue	$5,000	$5,000
Note payable - $20,000, 60 day convertible note at 8%, maturity to July 5, 2011	20,000	-
	$25,000	$5,000

NOTE 7 -	NOTES PAYABLE-related party

	June 30,	Dec. 31,
	2011	2010

Note payable - $15,000 loan with no interest and on demand	$15,000	$-

	$15,000	$-

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 8 -	CONCENTRATION OF RISK

The Company did not have funds in excess of the $ 250,000 Federal Deposit Insurance Corporation’s (FDIC) insured limits. The company has funds on deposit with a major bank and does not believe that there is a concentration of risk factor. There is no concentration of risk regarding accounts receivable, as any single receivable is not material and there are offsetting related payables.

NOTE 9 -	ACCOUNTS RECEIVABLE and OFFSETTING PAYABLES

Accounts receivable reflects net funds due the company for its services and gross funds due the company and which are offset by any funds due to the insured. These “net” receivables are offset by related commission payments to adjusting agents. The insured clients and adjusting agents are not paid until the company has received appropriate compensation. Related balances at June 30, 2011 and December 31, 2010 were:

	June 30,	December 31,
	2011	2010

Total funds receivable – net of allowance	$69,019	$69,100
Payable to insured	(12,070)	(12,645)
Payable to adjusting agents	(34,365)	(37,389)
Net of offsetting payable	$22,584	$19,066

Allowances for doubtful accounts for the periods ended June 30, 2011 and December 31, 2010 was $560 and $5,723 respectively. This allowance is net of offsetting payables to insured clients, adjusting agents and related expenses.

NOTE 10 -	CAPITAL TRANSACTIONS

On February 11, 2011, the Company raised the authorized shares of common stock, pursuant to Florida code, section 607.10025, to two hundred fifty million (250,000,000) shares and authorized a 15 to 1 forward, stock split effective March 18, 2011. This forward stock split has been retroactively reflected in the financial statements.

In March 2011, 1,125,000 shares of common stock were sold for $28,500.
In April 2011, 470,000 shares of common stock were issued for services for $117,500.
In June 2011, 500,000 shares of common stock were converted from deferred compensation for $50,000
In June 2011, an interest charge was made for stock conversion options below market price of $17,714

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 11-	DEFERRED COMPENSATION
Commencing in the first quarter 2010, some officers’ salaries are being deferred until there is sufficient working capital. Deferred compensation at June 30, 2011 and December 31, 2010 was $111,776 and $100,000, respectively.

On February 10, 2011 Frederick Antonelli resigned as President and CEO and remains a Director and employee. Christopher Lombardi was named President and CEO with an annual salary of $75,000. The $75,000 salary is to be deferred until the company has sufficient working capital.

On March 25, 2011, the company executed a master convertible note agreement, effective April 1, 2011. This agreement allows for the conversion of deferred salary into debt, at an 8% interest rate, no specific maturity date and for the conversion of related debt into shares of common stock at the lower of a 25% discounted price of the 5 day average closing bid price prior to the day of execution or $.175 per share.

NOTE 12 -	INCOME TAXES
Prior to the merger in October, 2007, the Company was taxed as a limited liability company. As such, income taxes and loss benefits were recognized individually by the limited liability members.

For financial statement purposes for the periods ending June 30, 2011, and December 31, 2010 the reported provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate of 34% to the loss before income taxes as follows:

Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	4
Offsetting Valuation Adjustment	(38)
Effective income tax rate	0%

As of June 30, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $490,000 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. No tax asset has been reported in the financial statements, due to the uncertainty that there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
.
NOTE 13 -	LEASED VEHICLES

The company leases two vehicles with a monthly cost of $1,264. These leases expire in February and April 2012.

Future payments are:

2011	$7,584
2012	3,790

Total payments	$10,374

NOTE 14 -	NEW ACCOUNTING PRONOUNCEMENTS
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

The Company has implemented this update effective for the years beginning January 1, 2010 and does not believe that it would have a material impact on the financial statement for the year ending December 31, 2011, and subsequent reporting.

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

NOTE 15 -	SUBSEQUENT EVENTS

Management has evaluated subsequent events from June 30,2011 through the date whereupon the financial statements were issued and has determined that the are no items to disclose

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations – Three Months Ended June 30, 2011

Revenue

For the three months ended June 30, 2011 revenue was $169,225 compared with $140,446 for the three months ended June 30, 2010. This increase of $28,779 or approximately 20% is primarily due to an increase of settlements of non-hurricane related claims.

Commission to Adjusters

Commission expenses for adjusters for the three months ended June 30, 2011 was $115,512 or approximately 68% of revenue compared with $85,643 or approximately 61% of revenue for three months ended June 30, 2010. This increase is due to the increase in related prior years revenues from hurricane related claims.

 Compensation

Compensation expense for the three months ended June 30, 2011 was $83,348 compared to $47,100 for the three months ended June 30, 2010, an increase of $36,248 or 77%. The increase is primarily the result of an additional officer starting in February, 2011.In recognition of the working capital position for the three months ended June 30, 2011, compensation of $43,750 is deferred. Both the 2011 salaries and the 2010 salaries have been deferred until such time as there is sufficient working capital.

Other General and Administration Expenses

For the three months ended June 30, 2011 other general and administration expenses were $51,258 compared to $55,247 for the three months ended June 30, 2010. This decrease of $3,989 resulted from legal fees attributable to “public company” expenses, net of cost reductions in advertising, rent, consulting, auto, and other expenses.

Net Income

The net loss for the three months ended June 30, 2011 was ($102,911) compared with a loss of ($51,323) for the three months ended June 30, 2010. This ($51,588) higher loss resulted from higher compensation, an imputed interest charge on a notes payable conversion option below market price, and higher commissions to adjusters.

Results of Operations – Six Months Ended June 30, 2011

Revenue

For the six months ended June 30, 2011 revenue was $300,418 compared with $290,564 for the six months ended June 30, 2010. This increase of $9,854 or approximately 3% is primarily due to an increase in total settlements amounts for daily claims.

Commission to Adjusters

Commission expenses for adjusters for the six months ended June 30, 2011 was $195,860 or approximately 65% of revenue compared with $184,808 or approximately 64% of revenue for six months ended June 30, 2010. This increase is due to the reduction in related prior years revenues from hurricane related claims.

Compensation

Compensation expense for the six months ended June 30, 2011 was $210,543 compared to $92,819 for the six months ended June 30, 2010, an increase of $117,724. The increase is primarily the result of an additional officer starting in February, 2011. In recognition of the working capital position, of the 2011 compensation $111,776 is deferred. Both the 2011 salaries and the 2010 salaries have been deferred until such time as there is sufficient working capital.

Other General and Administration Expenses

For the six months ended June 30, 2011 other general and administration expenses were $125,601 compared to $103,151 for the six months ended June 30, 2010. This increase of $22,450 resulted from increases in legal fees attributable to “public company” expenses, net of cost reductions in advertising, rent, consulting and other expenses.

Interest Expense

Interest expense for the six months ending June 30, 2011 was $23,418 compared with and expense of $5,107. The increase of $18,311 was primarily an imputed interest and charge for a notes payable stock conversion option below market.

Net Income

The net loss for the six months ended June 30, 2011 was ($255,004) compared with a loss of ($95,317) for the six months ended June 30, 2010. This ($159,687) higher loss resulted from higher compensation, a charge to interest expense for a note payable conversion option below market price, and public company legal expenses, net of lower net revenues and gross profits and operating cost reductions to conserve cash.

Liquidity and Capital Resources

On June 30, 2011, the Company had $11,990 in available cash, an increase of $7,816 from December 31, 2010. Net cash provided by operating activities decreased $49,367 due to lower revenues. This shortfall was more than offset by net cash provided in financing activities that increased $57,183 due to new notes and sales of securities.

In March, 2011 the Company sold 1,125,000 shares of common stock for $28,500

In April, 2011 the Company converted 500,000 shares of common stock from $50,000 of deferred compensation and issued 470,000 shares of common stock for services for $117,500.

In June, 2011 the Company issued an 8%, 60 day convertible note for $20,000 to an investor. The note also resulted in a charge to interest expense of $17,714 for a stock conversion option below market price.

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

Date: August 12, 2011	AAA Public Adjusting Group, Inc.

	By:	/s/ Christopher Lombardi

President, Chief Executive Officer and Principal Financial Officer