Form 10-Q/A
period 2011-06-30
AAA PUBLIC ADJUSTING GROUP, INC.
filed 2011-09-14
CIK 1424718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

AAA Public Adjusting Group, Inc. (AAAA) is filing this amendment No. 1 (the Amendment) to its Form 10-Q for the quarterly period ended June 30, 2011, which was originally filed with the U.S. Securities and Exchange Commission on August 15, 2011. The purpose of the Amendment is to correct the insertion of a comma in the number for the amount of prepaid expenses for December 31, 2010 on the Balance Sheet.

10.1. Certain portions of information that were omitted from Exhibit 101 that was originally filed with the Form 10-Q have now been included in accordance with Rule 405 of Regulation S-T. The information contained in this Amendment does not reflect events occurring subsequent to the filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

AAA PUBLIC ADJUSTING GROUP, INC

TABLE OF CONTENTS

June 30, 2011

Page

Consolidated Financial Statements

Balance Sheets	2

Statements of Revenues and Expenses	3 - 4

Statements of Cash Flows	5

Notes to Financial Statements	6 – 13

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED BALANCE SHEETS
 JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current Assets
Cash and cash Equivalents	$11,990	$4,174
Accounts receivable – net	69,019	69,100
Prepaid expense	6,647	3,392
Total current assets	87,656	76,666

Property, plant, and equipment – net	18,083	25,255

Total Assets	$105,739	$101,921

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable, vehicle - current portion	$11,388	$12,912
Note payable	25,000	5,000
Notes payable – related parties	15,000	-
Accounts payable and accrued liabilities	91,011	85,787
Deferred compensation	111,776	100,000
Accounts payable to insured	12,070	12,645

Total current liabilities	266,245	216,344

Long Term Liabilities
Notes payable, vehicle - net of current	15,143	19,936
Total long term liabilities	15,143	19,936

Total Liabilities	281,388	236,280

Stockholders' Equity (Deficiency)
Preferred Stock, 20,000,000 shares authorized, no shares issued	-	-
Common Stock, 250,000,000 shares authorized at $.0001 par, 105,842,980, and 103,747,980 shares issued and outstanding at June 30, 2011 and December 31, 2010	10,584	10,375
Additional paid in capital	363,218	149,713
Stock subscription receivable	(1,500)	(1,500)
Accumulated Deficit	(547,951)	(292,947)
Total Stockholders' Equity (Deficiency)	(175,649)	(134,359)

Total Liabilities and Stockholders' Equity (Deficiency)	$105,739	$101,921

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

Item 6. Exhibits

Exhibit 31.1*	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL	Instance Document**

101.SCH XBRL	Taxonomy ExtensionSchema**

101.CAL XBRL	Taxonomy Extension Calculation Linkbase**

101.DEF XBRL	Taxonomy Extension Definition Linkbase**

101.LAB XBRL	Taxonomy Extension Label Linkbase**

101.PRE XBRL	Taxonomy Presentation Linkbase**

* These exhibits were previously included or incorporated by reference in AAA PUBLIC ADJUSTING GROUP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2011	AAA Public Adjusting Group, Inc.

	By:	/s/ Christopher Lombardi

President, Chief Executive Officer and Principal Financial Officer