Form 10-K/A
period 2010-12-31
AAA PUBLIC ADJUSTING GROUP, INC.
filed 2011-11-14
CIK 1424718

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

EXPLANATORY NOTE

    The purpose of this amendment to the Annual Report on Form 10-K for the fiscal ended December 31, 2010, which was filed on April 14, 2011 and File No. 001-35130 (the "Report") of AAA Public Adjusting Group, Inc, is solely to update Item 8 Financial Statements page 15 with the Auditor Signature.

    All other information contained in the Report remains unchanged. Except for the amendment described.

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

/s/ Baum & Company, P.A.
Miami Beach, Florida
April 7, 2011

AAA PUBLIC ADJUSTING GROUP, INC

TABLE OF CONTENTS

DECEMBER 31, 2010

Page

Consolidated Financial Statements

Balance Sheets	18

Statements of Revenues and Expenses	19

Statements of Cash Flows	20

Statement of Equity	21

Notes to Financial Statements	22 - 29

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