Form 10-Q
period 2011-09-30
AAA PUBLIC ADJUSTING GROUP, INC.
filed 2011-11-18
CIK 1424718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

The registrant had 106,354,625 of Common stock outstanding as of September 30, 2011.

AAA PUBLIC ADJUSTING GROUP, INC

TABLE OF CONTENTS

September 30, 2011

Page

Consolidated Financial Statements

Balance Sheets	2

Statements of Operations	3 - 4

Statements of Cash Flows	5

Notes to Financial Statements	6 – 13

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September30,	December 31,
	2011	2010
	(unaudited)
Assets

Current Assets
Cash and cash Equivalents	$9,172	$4,174
Accounts receivable – net	94,767	69,100
Prepaid expense	4,191	3.392
Total current assets	108,130	76,666

Property, plant, and equipment – net	15,648	25,255

Total Assets	$123,778	$101,921

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable, vehicle - current portion	$9,618	$12,912
Note payable	5,000	5,000
Loan payable – related parties	15,000	-
Accounts payable and accrued liabilities	88,487	85,787
Deferred compensation	156,398	100,000
Accounts payable to insured	36,788	12,645

Total current liabilities	311,291	216,344

Long Term Liabilities
Notes payable, vehicle - net of current	13,651	19,936
Total long term liabilities	13,651	19,936

Total Liabilities	324,942	236,280

Stockholders' Equity (Deficiency)
Preferred Stock, 20,000,000 shares authorized, no shares issued	-	..
Common Stock, 250,000,000 shares authorized at $.0001 par, 106,354,625, and 103,747,980 shares issued and outstanding at September 30, 2011 and December 31, 2010	10,636	10,375
Additional paid in capital	407,166	149,713
Stock subscription receivable	(1,500)	(1,500)
Accumulated Deficit	(617,466)	(292,947)
Total Stockholders' Equity (Deficiency)	(201,164)	(134,359)

Total Liabilities and Stockholders' Equity (Deficiency)	$123,778	$101,921

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, IN,C,
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

	2011	2010

Revenues (net)	$438,752	$476,521

Operating Expenses:
Commissions to adjusters	282,535	302,561
Compensation	249,012	138,456
Other general and administrative expenses	203,901	153,517

Total operating expenses	735,448	594,534

Profit (Loss) from operations	(296,696)	(118,013)

Other income (expense)

Interest (expense)	(27,823)	(10,127)

Net Income/(Loss) Before Income Taxes	(324,519)	(128,140)

Provision for income tax	-	-

Net Income/(Loss)	$(324,519)	$(128,140)

Net income (loss) per common share, basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	104,717,274	94,611,615

The accompanying notes are an integral part of the financial statements

 AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 3 MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

	2011	2010

Revenues (net)	$138,334	$185,957

Operating Expenses:
Commissions to adjusters	86,675	117,753
Compensation	38,469	45,637
Other general and administrative expenses	78,300	50,366

Total operating expenses	203,444	213,756

Profit (Loss) from operations	(65,110)	(27,799)

Other income (expense)

Interest (expense)	(4,405)	(5,024)

Net Income/(Loss) Before Income Taxes	(69,515)	(32,823)

Provision for income tax	-	-

Net Income/(Loss)	$(69,515)	$(32,823)

Net income (loss) per common share, basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	105,987,096	102,247,980

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)
	2011	2010
Cash Flows From Operating Activities:
Net Income (Loss)	$(324,519)	$(128,140)

Stock issued for services	141,500
Beneficial interest for below market conversion on common stock redeemed for convertible note payable.	17,714
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used in) Operating Activities:
Depreciation	9,607	21,950
Gain on the disposal of equipment	-	6,000

Change in operating assets and liabilities:

Increase) in accounts receivable	(25,667)	(47,240)
(Increase) in prepaid expenses	(799)	(2,060)
Increase in deferred compensation	126,398	75,000
Increase in accounts payable and accrued liabilities	26,843	46,937

Net Cash (Used In) Operating Activities	$(28,923)	$(27,553)

Cash Flows From Investing Activities:
		.
Net Cash Provided (Used) in Investing Activities	-	-

Cash Flows From Financing Activities:
Repayment of vehicle notes payable	(9,579)	(24,449)
Sale of Common stock	28,500	35,500
Proceeds from loans and notes payable	15,000	15,000
Net Cash Provided in Financing Activities	33,921	26,051

Net increase (decrease) in Cash and Cash Equivalents	4,998	(1,502)

Cash and Cash Equivalents at beginning of period	4,174	12,404

Cash and Cash Equivalents at end of period	$9,172	$10,902

Other Cash Flow Items:
Cash payments for:
Income tax	$-	$-
Interest expense	$4,924	$3,803
Issuance of 500,000 shares of common stock for convertible note	$50,000	$-
Issuance of 240,385 shares of common stock for convertible note	$20,000	$-

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, not all of the information and footnotes required by generally accepted accounting principles for complete financial statements have been presented. These consolidated financial statements should be read in conjunction with the financial statements and related footnotes for the year ended on December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. The results of operations for nine months ended September 30, 2011 are not necessarily indicative of the results for the full fiscal year ended December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of AAA Public Adjusting Group, Inc. and its wholly owned subsidiary Florida Claims Consultants, LLC. All inter-company transactions and balances have been eliminated in the consolidated financial statements.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimate. As of September 30, 2011, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2010.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Advertising

Advertising costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred. Advertising expenses for the nine months ended September 30, 2011 and 2010 were $4,574 and $7,865 respectively.

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

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss for the nine months ended September 30, 2011 of $324,519,  a  $185,229 net loss for the year ending December 31, 2010, and cumulative losses since inception are approximately $617,466. The Company has a working capital deficit at September 30, 2011 of $203,161. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following is a summary of property and equipment at September 30, 2011 and December 31, 2010:

	Sept 30,	Dec. 31,
	2011	2010

Office furniture & equipment	$26,270	$26,270
Computer equipment	14,729	14,729
Leasehold improvements	2,469	2,469
Vehicles	81,009	125,167
Total equipment	124,477	168,635

Less accumulated depreciation	108,829	108,887

Net Property and Equipment	$15,649	$59,748

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $9,607 and $14,744 respectively.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 4 -	LEASE COMMITMENTS

The Company renewed their office in Hollywood, Florida through April 30, 2012 at a minimum annual rent of $12,720 (payable monthly) inclusive of related sale taxes and utilities. The remaining lease obligations are:

2011	$3,180
2012	4,240
$7,420

Rent expense for the nine months ended September 30, 2011 and 2010 was $13,290 and $11,752 respectively.

NOTE 5 -	NOTES PAYABLE-Vehicle

Notes payable consists of:

	Sept 30, 2011	Dec 31, 2010

Note payable to a financial institution in monthly installments of $ 517 including interest at 9.79% to mature on February 1, 2012. This note is collateralized by an automobile	$2,523	$6,814

Note payable to a financial institution in monthly installments of $ 740 including interest at 7.74% to mature on May 13, 2014. This note is collateralized by an automobile	20,746	26,034

Total Notes Payable	$23,269	$32,848

The future scheduled payments of notes payable are:

2011	$6,223
2012	9,383
2013	7,663
2014
Total	$23,269

NOTE 6 -	NOTES PAYABLE-Investor

	Sept 30,	Dec. 31,
	2011	2010

Note payable - $15,000 initial principle, interest at 16% plus $5,000, maturity extended to March 14, 2011 pursuant to a $5,000 renegotiation fee, and currently overdue	$5,000	$5,000
		-
	$5,000	$5,000

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 7 -	LOAN PAYABLE-related party

	Sept 30,	Dec. 31,
	2011	2010

Loan payable from officer - $15,000 loan with no interest and on demand	$15,000	$-

	$15,000	$-

NOTE 8 -	CONCENTRATION OF RISK

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
Accounts receivable reflects net funds due the company for its services and gross funds due the company and which are offset by any funds due to the insured. These “net” receivables are offset by related commission payments to adjusting agents. The insured clients and adjusting agents are not paid until the company has received appropriate compensation. Related balances at September 30, 2011 and December 31, 2010 were:

	Sept 30,	December 31,
	2011	2010

Total funds receivable – net of allowance	$94,767	$69,100
Payable to insured	(36,788)	(12,645)
Payable to adjusting agents	(35,124)	(37,389)
Net of offsetting payable	$22,855	$19,066

Allowances for doubtful accounts for the periods ended September 30, 2011 and December 31, 2010 was $560 and $5,723 respectively. This allowance is net of offsetting payables to insured clients, adjusting agents and related expenses.

NOTE 10-	CAPITAL TRANSACTIONS

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
In April 2011, 470,000 shares of common stock were issued for services valued at $117,500.
In June 2011, 500,000 shares of common stock were converted from $50,000 of deferred compensation
In June 2011, an interest charge was made for stock conversion options below market price of $17,714
In August 2011, 240,000 shares of common stock were issued for $24,000 of services
In August 2011, 240,385 shares of common stock, were issued pursuant to a convertible note valued at $20,000

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 11-	DEFERRED COMPENSATION
Commencing in the first quarter 2010, some officers’ salaries are being deferred until there is sufficient working capital. Deferred compensation at September 30, 2011 and December 31, 2010 was $156,398 and $100,000, respectively.

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

In April 2011, $50,000 of deferred compensation was converted into a convertible note payable, which was subsequently converted in June 2011 into 500,000 shares of common stock In June 2011, $20,000 of deferred compensation was converted into a convertible note payable, which was subsequently converted in August 2011 into 240,385 shares of common stock.

NOTE 12 -	INCOME TAXES
Prior to the merger in October, 2007, the Company was taxed as a limited liability company. As such, income taxes and loss benefits were recognized individually by the limited liability members.

For financial statement purposes for the periods ending September 30, 2011, and December 31, 2010 the reported provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate of 34% to the loss before income taxes as follows:

Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	4
Offsetting Valuation Adjustment	(38)
Effective income tax rate	0%

As of September 30, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $532,000 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. No tax asset has been reported in the financial statements, due to the uncertainty that there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

AAA PUBLIC ADJUSTING GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
.
NOTE 13 -	LEASED VEHICLES

The company leases two vehicles with a monthly cost of $1,264.  These leases expire in February and April 2012.

Future payments are:

2011	$3,792
2012	3,790

Total payments	$7,582

NOTE 14 -	NEW ACCOUNTING PRONOUNCEMENTS
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

Consent of Independent Registered Public Accounting Firm

The Board of Directors
AAA Public Adjusting Group, Inc.
Hollywood, Fl

We consent to the incorporation by reference in the Form 10Q of AAA Public Adjusting Group, Inc. of our report dated November 10, 2011, with respect to the balance sheets of AAA Public Adjusting Group, Inc. ( the Company ) as of September 30, 2011 and the related statements of operations and cash flows for the three and nine periods then ended which is review report.

/s/Baum & Company, P.A.
Miami Beach, Florida
November 14, 2011

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
We anticipate that there will be significant increase is revenue do renewed marketing efforts in the Orlando market.  We see this  is the largest underserved market in the industry. Additionally we expect to grow through recent recruitment efforts.  These efforts focused on revenue producing positions.  The first is experienced Public Adjusters who a will established referral network and the second is Apprentices who are licensed by state to work under the supervision of fully licensed Public Adjuster and who create revenue opportunities at a significantly decreased cost to the company by virtue of the fact that they work for a significant lower commission rate.

Results of Operations – Nine Months Ended September 30, 2011

Revenue

For the nine months ended September 30, 2011 revenue was $438,752 compared with $476,521 for the nine months ended September 30, 2010. This decrease of $37,769 or approximately 8% is primarily due to a decrease in settlements from prior years’ hurricane related claims.

Commission to Adjusters

Commission expenses for adjusters for the nine months ended September 30, 2011 was $282,535 or approximately 64% of revenue compared with $302,861 or approximately 63% of revenue for nine months ended September 30, 2010. This decrease is due to the reduction in related prior years revenues from hurricane related claims.

Compensation

Compensation expense for the nine months ended September 30, 2011 was $249,012 compared to $138,456 for the nine months ended September 30, 2010, an increase of $110,556 or 80%. The increase is primarily the result of an additional officer starting in February, 2011.  In recognition of the working capital position , the majority of  officers  2011 and 2010 compensation has been deferred. As of September 30, 2011, this deferred compensation is $156,398.

Other General and Administration Expenses

For the nine months ended September 30, 2011 other general and administration expenses were $203,901 compared to $153,517 for the nine months ended September 30, 2010. This increase of $50,384 (33%) resulted  from an  increase in legal fees attributable to “public company” expenses, net of cost reductions in advertising, rent, consulting, auto, and other expenses.

Interest Expense

Interest expense for the nine months ending September 30, 2011 was $27,823 compared with and expense of $10,127 for the comparable 2010 period...  The increase of $17,696 was primarily due to an imputed beneficial interest charge for a below market conversion provision on common stock redeemed for a convertible note payable

Net Income

The net loss for the nine months ended September 30, 2011 was ($324,519) compared with a loss of ($128,140) for the nine months ended nine 30, 2010. This ($196,379) (153%) higher loss was due to the factors enumerated above.

 Results of Operations – Three Months Ended September 30, 2011

Revenue

For the three months ended September 30, 2011 revenue was $138,334 compared with $185,957 for the three months ended September 30, 2010. This decrease of $47,623 or approximately 26% is primarily due to a decrease of settlements of prior year hurricane related claims.

Commission to Adjusters

Commission expenses for adjusters for the three months ended September 30, 2011 was $86,675 or approximately 68% of revenue compared with $117,753 or approximately 63% of revenue for three months ended September 30, 2010. This decrease is due to the increase in related prior years revenues from hurricane related claims.

Compensation

Compensation expense for the three months ended September 30, 2011 was $38,469 compared to $45,637 for the three months ended September 30, 2010, a decrease of $7,168 or 16%. The decrease is primarily the result of a reduction in office staff.

Other General and Administration Expenses

For the three months ended September 30, 2011 other general and administration expenses were $78,300 compared to $50,366 for the three months ended September 30, 2010. This increase of $27,934 resulted from higher legal fees and accounting fees attributable to “public company” expenses, net of cost reductions in advertising, rent, consulting, auto, and other expenses.

Net Income

The net loss for the three months ended September 30, 2011 was ($69,515) compared with a loss of ($32,823) for the three months ended September 30, 2010. This ($36,692)  higher loss (112%) was attributable to the items listed above.

Liquidity and Capital Resources

For the nine months ending September 30, 2011, funds were primarily used by the net loss of $324,519 and a decrease in accounts receivable of $ 25,667. Funds were provided by the use of $141,500 of common stock for services, an increase in deferred compensation of $ 126,398, $28,500 sale of common stock  and $15,000 of related party (officer) loans payable.

For the comparable period in 2010, funds were used by the net loss of $ 128,140, reduction of   $24,449 of vehicle notes payable and a decrease in accounts receivables of $47,240. Funds were provided by an increase in accounts and accrued expense payable of $46,937, $75,000 of higher deferred compensation, $35,500 from the sale of common stock and $15,000 of proceeds from notes payable.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None
Item 5. Other Information
Board Appointments and Resignations
January 21, 2011 Karl Bach resigned from the Company as Director. On February 10, 2011 Frederick Antonelli resigned from the Company as President and CEO and remains a Director and, Christopher Lombardi was named President and CEO with an annual salary of $75,000. The $75,000 salary will be deferred until sufficient working capital is available.

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	AAA Public Adjusting Group, Inc.

	By:	/s/ Christopher Lombardi

President, Chief Executive Officer and Principal Financial Officer