Form 10-K
period 2011-12-31
EMPERIAL AMERICAS, INC
filed 2012-04-13
CIK 1424718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-153679

EMPERIAL AMERICAS, INC

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

State issuer's revenues for its most recent fiscal year ended December 31, 2011: $602,379.

As of March 31, 2012, there were 111,672,160 shares of the issuer's common stock issued and outstanding. Affiliates of the issuer own 90,000,000 shares of the issuer's issued and outstanding common stock and the remaining 21,672,160 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at March 31, 2012 was $225,321.

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

The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending, including the armed conflict in Iraq or other potential countries; various factors which increase the cost to develop airships, including factors under the influence and control of government agencies and others;; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Annual Report on Form 10-K. This statement, and any other statements that are not historical facts, are forward-looking statements.

This annual report also contains certain estimates and plans related to the airship industry. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth will exist, if any, in the insurance adjusting arena. If our assumptions are wrong about any events, trends and activities, then our estimates for the future growth of AAA business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

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

Our wholly owned subsidiary, Florida Claims Consultants (FCC) is a consumer advocate licensed by the Florida Department of Insurance as "public insurance adjusters" to protect consumer rights. A public insurance adjuster is an authority on loss adjustments that property owners can retain to assist in preparing, filing, and adjusting their insurance claims. Ones home or business is often the clients largest investment, and over the past two years FCC has successfully processed claims for approximately 215 clients in 2011 and 490 in 2010.

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

PRINCIPAL PRODUCTS AND SERVICES .

What is a Public Adjuster?

FCC is a public adjusting company, licensed by the Florida Department of Financial Services (FLDFS), the same regulatory agency that controls the insurance company’s adjuster. As such, it represents both commercial and residential property owners in their claims for damage to their property, from all types of covered losses. Public adjusters are the only adjusters who do not represent the interest of the insurance carrier but rather those of the policyholder. FCC specializes in the detailed assessment of damage in order to maximize the recovery of the policy holder

Who is our Target Market?

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

F. All of our revenue is currently derived from operations in Florida, this demographic concentration of revenue may severely impact our revenue if regulatory changes impede our operations.

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

ITEM 2. PROPERTIES

The Company leases its new office in Hollywood, Florida facility under a lease commencing from May 1, 2011 through April 30, 2012 at a minimum annual rent of $ 12,720 (payable monthly) inclusive of related sale taxes and utilities. The Company terminated the lease at its old Location on April 29, 2010

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. (Removed and Reserved)

Not applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were put to a shareholder vote during the period ended December 31, 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

(a) MARKET PRICE

Effective August 20, 2009 our shares of common stock have been quoted on the Over the Counter Bulletin Board under the symbol “AAAA.”

The following information sets forth the high and low bid price of our common stock during fiscal 2011 and 2010 and was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW
CALENDAR 2011
Quarter Ended March 31 (1)	$0.38	$0.35
Quarter Ended June 30 (1)	$0.39	$0..29
Quarter Ended September 30	$0.48	$0.02
Quarter Ended December 31	$0.02	$0.01

	HIGH	LOW
CALENDAR 2010
Quarter Ended March 31 (1)	$0.00	$0.00
Quarter Ended June 30 (1)	$0.00	$0.00
Quarter Ended September 30	$5.00	$5.00
Quarter Ended December 31	$6.05	$5.00

(1) Trading the stock did not commence until August 20, 2010.

(b) HOLDERS

As of the date of this report, there were approximately 39 holders of our common stock.

(c) DIVIDENDS

The Company has never paid a dividend and does not anticipate that any dividends will be paid in the foreseeable future. The Company did a forward division of fifteen shares to one on a forward split which was effective in February, 2011.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2011, under which our common stock is authorized for issuance.

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

Recent Sales of Unregistered Securities; Use of Proceeds

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2011, the Company and the Affiliated Purchasers (as defined in Rule 10b-18(a)(3)) did not engage in any repurchases of the Company securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected historical financial data for the periods indicated. The selected statement of operations data for the years ended December 31, 2011 and 2010, and the selected balance sheet data as of December 31, 2011 and 2010, have been derived from our audited financial statements and related notes thereto included elsewhere in this annual report.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this annual report.

	Year Ended December 31,
	2011	2010
Statement of Operations Data:
Revenue	$602,379	$603,007
Operating expenses
General and administrative expenses	265,130	192,531
Commissions to Adjusters	382,047	392,212
Salaries and related expenses	195,063	185,326
Consulting Services	1,150	1,275
Loss from operations	(241,011)	(168,337)
Other income (expense)	(11,630)	(16,892)
Net loss	$(252,641)	$(185,229)
Net loss per share basic and diluted	$(0.00)	$(0.00)

	Year Ended December 31,
	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$865	$4,174
Accounts Receivable	57,979	69,100
Prepaid Expenses	4,154	3,392
Total assets	78,646	101,921
Total liabilities	226,547	236,280
Stockholders’ Equity (Deficiency)	(147,901)	(134,359)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Twelve months ended December 31, 2011 ("Fiscal 2011" or "2011" or "the current year") compared to twelve months ended December 31, 2010 ("Fiscal 2010" or "2010" or "the prior year").

RESULTS OF OPERATIONS

REVENUES. During fiscal 2011 and 2010, we had revenues of $602,379 and $603,007 respectively. We experienced a decline in revenue due to the number of claims from past hurricane seasons tapering off and previously being settled.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for fiscal 2011 were $843,390 compared to fiscal year 2010 operating expenses of $771,344 a increase of $72,046 related mainly to a increase in general and administrative expense discussed below.

During 2011, we incurred $265,130 of general and administrative expenses as compared to $192,531 during 2010. The increase was due to a increase of payroll.

LOSS FROM OPERATIONS. We had an operating loss of ($241,011) for fiscal year 2011 as compared to an operating loss of ($168,337) for fiscal 2010, primarily due to decreased revenues partially offset by lower operating expenses as described above.

NET LOSS. We had a net loss of ($252,641) in fiscal year 2011 compared to a net loss of ($185,229) in fiscal 2010. The increase in net loss is primarily attributable to the decrease in revenues partially offset by reduced operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At December 31, 2011, we had total assets of $78,646 compared to total assets of $101,921 as of December 31, 2010. The decrease is mainly attributable to lower accounts receivable.

The current assets at December 31, 2011, were $62,997 compared to $76,666 at December 31, 2010. As of December 31, 2011, we had $865 of cash and cash equivalents compared to $4,174 at December 31, 2010.

LIABILITIES. At December 31, 2011, we had total liabilities of $226,547 compared to total liabilities of $236,280 as of December 31, 2010. The increase is attributable to an increase of $100,000 in deferred compensation to an officer, and $ 20,676 of higher accounts payable. This was partially offset by $11,946 of decreases in accounts payable to insured and lower notes payable of $39,866 (attributable to normal payments and the disposal of an automobile)

As shown in the accompanying financial statements, the Company incurred net losses for the years ended December 31, 2011 and 2010 of $ 252,641, and $185,229, respectively. Cumulative losses since inception are $ 365,887. The Company has a working capital deficit at December 31, 2011 of $ 140,504. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimate. As of December 31, 2011, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2007 through 2010.

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

These Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount the Company received on issuance of the debt or preferred stock, common shares, options or warrants. The Company accounts for these penalties when it is probable that a penalty will be incurred. At December 31, 2011, the Company has no registration rights agreement requiring penalties to be recorded.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to include the disclosure under this Item 7A.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

AAA Public Adjusting Group, Inc.

Hollywood, Florida

We have audited the accompanying balance sheets of AAA Public Adjusting Group, Inc., as of December 31, 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AAA Public Adjusting Group, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that AAA Public Adjusting Group, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, AAA Public Adjusting Group, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado

April 12, 2012

AAA PUBLIC ADJUSTING GROUP, INC

TABLE OF CONTENTS

DECEMBER 31, 2011

Page

Consolidated Financial Statements

Balance Sheets	17

Statements of Revenues and Expenses	18

Statements of Cash Flows	19

Statement of Equity	20

Notes to Financial Statements	21 - 28

AAA PUBLIC ADJUSTING GROUP, INC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

	Year Ended December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$865	$4,174
Accounts receivable – net	57,979	69,100
Prepaid expense	4,154	3,392
Total current assets	62,998	76,666
Property, plant, and equipment - net	15,648	25,255
Total Assets	$78,646	$101,921
Liabilities and Stockholders' Equity
Current Liabilities
Notes payable vehicle - current portion	$23,046	$12,912
Notes payable-	-	5,000
Accounts payable and accrued liabilities	55,487	85,787
Deferred Compensation	135,886	100,000
Accounts payable to insured		12,645
Total current liabilities	203,502	216,344
Long Term Liabilities
Notes payable – vehicle -net of current	12,128	19,936
Total long term liabilities	12,128	19,936
Total Liabilities	226,547	236,280
Stockholders' Equity
Preferred Stock, 20,000,000 shares authorized, no shares issued	-	-
Common Stock, 250,000,000 shares authorized at $.0001 par, 111,672,160 and 103,747,980 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	10,447	10,375
Additional paid in capital	388,741	149,713
Stock subscription receivable	(1,500)	(1,500)
Accumulated Deficit	(545,589)	(292,947)

Total Stockholders' equity	(147,901)	(134,359)

Total Liabilities and Stockholders' Equity	$78,646	$101,921

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Revenues (net)	$602,379	$603,007
Operating Expenses:
Commissions to adjusters	382,047	392,212
Consulting services - other	1,150	1,275
Payroll	195,063	185,326
Other general and administrative expenses	265,130	192,531
Total operating expenses	843,390	771,344
Profit (Loss) from operations	(241,011)	(168,337)
Other income (expense)	(1,521)
Interest (expense)	(10,109)	(16,892)
Net Income/(Loss) Before Income Taxes	(252,641)	(185,229)
Provision for income tax	-	-
Net Income/(Loss)	$(252,641)	$(185,229)
Net income (loss) per common share, basic	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	96,000,720	96,000,720

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash Flows From Operating Activities:
Net Income (Loss)	$(252,641)	$(185,229)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used in) Operating Activities:
Depreciation and amortization	9,606	28,999
Gain on disposal of equipment	-	(176)
Stock issued for services	197,955	6,030
Change in operating assets and liabilities:
(Increase) Decrease in accounts receivable	11,121	15,760
(Increase) Decrease in prepaid expenses	(762)	(3,392)
Increase in deferred compensation	35,886	100,000
Increase (Decrease) in accounts payable and accrued liabilities	(30,300)	8,730
Net Cash Provided (Used In) Operating Activities	$(29,135)	$(29,278)
Cash Flows From Investing Activities:
Purchase of equipment	-	-
Net Cash Provided (Used) in Investing Activities	-	-
Cash Flows From Financing Activities:
Repayment of notes payable	-	(19,452)
Proceeds from loans	2326	15,000
Repayment of loans	-	(10,000)
Proceeds from sale of common stock	28,500	35,500
Increase in related party notes	(5,000)	-
Net Cash Provided (Used) in Financing Activities	25,826	21,048

Net increase (decrease) in Cash and Cash Equivalents	(3,309)	(8,230)

Cash and Cash Equivalents at beginning of period	4,174	12,404

Cash and Cash Equivalents at end of period	$865	$4,174

Other Cash Flow Items:
Cash payments for:
Income tax	$-	$-
Interest expense	$6,377	$16,892
Related party notes payable donated to capital	$-	$-

The accompanying notes are an integral part of the financial statements

AAA PUBLIC ADJUSTING GROUP, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JANUARY 1, 2010 THROUGH DECEMBER 31, 2011

	Common Shares	Common Stock	Stock Subscription Receivable	Additional Paid in Capital	Accumulated Deficit	Total Equity

Balance at January 1, 2010	90,240,480	$9,024	$-	$83,034	$(70,561)	$21,497
Contributed capital, officer loans				25,000		25,000
Net income (loss) - 2010					(37,157)	(37,157)
Balance at December 31, 2010	90,240,480	9,024	-	108,034	(107,718)	9,340
Common Stock issued for cash	11,250,000	1,126	(1,500)	35,874	-	35,500
Common Stock issued for services	2,257,500	225		5,805		6,030
Net income (loss) - 2011					(185,229)	(185,229)
Balance at December 31, 2011	103,747,980	$10,375	$(1,500)	$149,713	$(292,947)	$(134,359)
Common Stock issued for cash	1,125,000	11)		28,489	-	28,500
Common Stock issued for services	6,799,180	61		210,539		210,600
Net income (loss) - 2011					(252,641)	(252,641)
Balance at December 31, 2011	111,672,160	$10, 447	$(1,500)	$388,741	$(292,947)	$(147,901)

AAA PUBLIC ADJUSTING GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimate. As of December 31, 2010, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2011.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses for the years ended December 31, 2010 and 2011 of $ 185,229, and $252,642, respectively. Cumulative losses since inception are $ 545,589. The Company has a working capital deficit at December 31, 2011 of $139,678. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following is a summary of property and equipment at December 31, 2010 and December 31, 2011:

	2010	2011
Office furniture & equipment	$26,270	$26,270
Computer equipment	14,729	14,729
Leasehold improvements	2,469	2,469
Vehicles	81,009	125,167
Total equipment	124,477	168,635
Less accumulated depreciation	99,222	94,143
Net Property and Equipment	$25,255	$74,492

Depreciation expense for the years ended December 31, 2010 and 2009 was $ 28,999 and $ 30,793 respectively.

NOTE 4 - LEASE COMMITMENTS

The Company leases its new office in Hollywood, Florida facility under a lease commencing from May 1, 2011 through April 30, 2012 at a minimum annual rent of $ 12,720 (payable monthly) inclusive of related sale taxes and utilities. The Company terminated the lease at its old Location on April 29, 2010.

The Company had leased for $ 1,000 a month, an apartment and storage facility from an officer and a major stockholder of the company under a lease commencing January 01, 2009 through December 31, 20100 This lease was cancelled on July 1, 2009 with no future rents or penalties were due.

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

	December 31,	December 31,
	2010	2011

Total funds receivable	$69,100	$84,860
Payable to insured	(12,645)	(24,591)
Payable to adjusting agents	(37,389)	(15,180)
Net	$19,066	$45,089

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

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A (T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision of Frederick Antonelli, the Company’s Principal Executive Officer and/or Chief Financial Officer (the “Reviewing Officers”), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2011. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officers concluded that as of December 31, 2010, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, except for the establishment of the audit committee as contemplated below.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

EMPERIAL AMERICAS, INC

By:	/s/ Christopher Lombardi
Name: Christopher Lombardi
Title: President, CEO, Chief Financial Officer

Dated April 11, 2012

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Christopher Lombardi		April 11, 2012
Christopher Lombardi	President, CEO

