Form 10-Q
period 2012-03-31
EMPERIAL AMERICAS, INC
filed 2012-05-18
CIK 1424718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-153679

EMPERIAL AMERICAS, INC.

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☐

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-6

EMPERIAL AMERICAS, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

	MARCH 31, 2012	DECEMBER 31, 2011
Assets
Current Assets
Cash and cash equivalents	$8,186	$865
Accounts receivable – net	58,379	57,979
Prepaid expense	4,154	4,154
Total current assets	70,719	62,998
Property, plant, and equipment - net	16,249	15,648
Total Assets	$86,968	$78,646
Liabilities and Stockholders' Equity
Current Liabilities
Notes payable vehicle - current portion	$23,269	$23,046
Notes payable-	-	-
Accounts payable and accrued liabilities	56,729	55,487
Deferred Compensation	135,886	135,886
Accounts payable to insured	-	-
Total current liabilities	215,884	214,419
Long Term Liabilities
Notes payable – vehicle -net of current	12,128	12,128
Total long term liabilities	12,128	12,128
Total Liabilities	228,012	226,547
Stockholders' Equity
Preferred Stock, 20,000,000 shares authorized, no shares issued	-	-
C Common Stock, 250,000,000 shares authorized at $.0001 par, 111,672,160 shares issued and outstanding at March 31, 2012 and December 31, 2011	10,447	10,447
Additional paid in capital	388,741	388,741
Stock subscription receivable	(1,500)	(1,500)
Accumulated Deficit	(538,732)	(545,589)

Total Stockholders' equity	(141,044)	(147,901)

Total Liabilities and Stockholders' Equity	$86,968	$78,646

The accompanying notes are an integral part of the financial statements

EMPERIAL AMERICAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011

Revenues (net)	$199,581	$131,193
Operating Expenses:
Commissions to adjusters	89,721	80,348
Consulting services - other	275	-
Payroll	-	127,195
Other general and administrative expenses	99,960	74,343
Total operating expenses	189,956	281,886
Profit (Loss) from operations	9,625	(150,693)
Other income (expense)	-
Interest (expense)	-	(1,400)
Net Income/(Loss) Before Income Taxes	9,625	(152,093)
Provision for income tax	-	-
Net Income/(Loss)	$9,625	$(152,093)
Net income (loss) per common share, basic	$0.00	$(0.00)
Weighted average number of common shares outstanding	111,672,160	103,860,480

The accompanying notes are an integral part of the financial statements

EMPERIAL AMERICAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011
Cash Flows From Operating Activities:
Net Income (Loss)	$9,625	$(152,093)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used in) Operating Activities:
Depreciation and amortization	(601)	3,648
Gain on disposal of equipment	-	-
Stock issued for services	-	-
Change in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(400)	(688)
(Increase) Decrease in prepaid expenses	-	862
Increase in deferred compensation	-	35,509
Increase (Decrease) in accounts payable and accrued liabilities	1,242	103,825
Net Cash Provided (Used In) Operating Activities	$9,866	$(8,937)
Cash Flows From Investing Activities:
Purchase of equipment	(223)	-
Net Cash Provided (Used) in Investing Activities	(223)	-
Cash Flows From Financing Activities:
Repayment of notes payable	-	(3,125)
Proceeds from loans	-	-
Repayment of loans	-	-
Proceeds from sale of common stock	-	28,500
Increase in related party notes	-	-
Net Cash Provided (Used) in Financing Activities	-	25,375

Net increase (decrease) in Cash and Cash Equivalents	9,643	16,438

Cash and Cash Equivalents at beginning of period	865	4,174

Cash and Cash Equivalents at end of period	$8,186	$20,612

Other Cash Flow Items:
Cash payments for:
Income tax	$-	$-
Interest expense	$-0-	$1,404
Related party notes payable donated to capital	$-	$-

The accompanying notes are an integral part of the financial statements

EMPERIAL AMERICAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JANUARY 1, 2010 THROUGH MARCH 31, 2012

	Common Shares	Common Stock	Stock Subscription Receivable	Additional Paid in Capital	Accumulated Deficit	Total Equity

Balance at January 1, 2010	90,240,480	$9,024	$-	$83,034	$(70,561)	$21,497
Contributed capital, officer loans				25,000		25,000
Net income (loss) - 2010					(37,157)	(37,157)
Balance at December 31, 2010	90,240,480	9,024	-	108,034	(107,718)	9,340
Common Stock issued for cash	11,250,000	1,126	(1,500)	35,874	-	35,500
Common Stock issued for services	2,257,500	225		5,805		6,030
Net income (loss) - 2011					(185,229)	(185,229)
Balance at December 31, 2011	103,747,980	$10,375	$(1,500)	$149,713	$(292,947)	$(134,359)
Common Stock issued for cash	1,125,000	11		28,489	-	28,500
Common Stock issued for services	6,799,180	61		210,539		210,600
Net income (loss) - 2012					(252,641)	(252,641)
Balance at March 31, 2012	111,672,160	$10, 447	$(1,500)	$388,741	$(538,732)	$(141,044)

EMPERIAL AMERICAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

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

On March 12, 2012, the Corporation had the majority controlling interest of the issued and outstanding shares under Florida law purchased under an agreement with Emperial Americas, Inc. and Victory Partners, LLC. Emperial Americas, Inc. is a Florida Corporation, as set forth below. The purchase was made of 3,000,000 of the outstanding common shares of the Corporation, for a majority control by Victory Partners purchasing 1,500,000 shares from Liane Hassan and 1,500,000 shares from Frederick Antonelli in a private share purchase agreement. The purchase was made for $200,000 by Victory Partners.

On March 15, 2012, the Board of Directors executed resolutions and such became effective through filing with the State of Florida whereby the name of the Corporation was changed to Emperial Americas, Inc. and the address of the Corporation was to be made at Emperial Americas, Inc. located at Sarasota Courthouse Center, 1990 Main Street, Suite 150, Sarasota, Florida 34236. The Corporation has begun the name change formulation of corporate action with FINRA, as well as the change of CUSIP and symbol change.

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

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has cumulative losses since inception are $ 538,732. The Company has a working capital deficit at December 31, 2011 of $145,165. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following is a summary of property and equipment at December 31, 2011 and March 31, 2012:

	March 31, 2012	December 31, 2011
Office furniture & equipment	$26,270	$26,270
Computer equipment	14,729	14,729
Leasehold improvements	2,469	2,469
Vehicles	81,009	81,009
Total equipment	124,477	124,477
Less accumulated depreciation	(108,228)	(108,829)
Net Property and Equipment	$16,249	$15,648

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

Rent expense for the years ended December 31, 2010 and 2009 was $ 14,932 and $ 34,206 respectively.

NOTE 5 – NOTES PAYABLE-Vehicles

Notes payable consists of:

	March 31, 2012	December 31, 2011
Notes payable to a financial institution in monthly installments of $ 517 including interest at 9.79% to Mature on February 1, 2012. This note is collateralized by an automobile	$-0-	$1,280
Notes payable to a financial institution in monthly installments of $ 740 including interest at 7.74% to mature on May 13, 2014. This note is collateralized by an automobile	26,034	26,430
Notes payable to a financial institution in monthly installments of $ 759 including interest at 6.10% to mature on May 1, 2013. This note is collateralized by an automobile (a)	7,363	7,464
Total Notes Payable	$35,397	$35,174

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

NOTE 7 - CAPITAL TRANSACTIONS

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

NOTE 8 - INCOME TAXES

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

NOTE 9- RELATED PARTY TRANSACTIONS

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

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 11 SUBSEQUENT EVENTS

On December 14, 2011 the Registrant had announced and stated in the December 14, 2011, Form 8-K that the Company had made a transaction with Queste Capital for the purchase of shares from existing shareholders. The material agreement between AAA and Queste called for a purchase of stock by Queste from AAA that would have resulted in Queste owning 95% of the issued and outstanding shares of common stock. All other material matters were set forth in the original 8-k filing of December 14, 2011.

The Company subsequently identified that there was a cancellation of such agreement with Queste Capital, and pursuant to the terms of the agreement. The parties subsequently mutually agreed that the agreement was void as of January 17, 2012. On March 2, 2012, the Company announced the cancellation of the agreement and that the shares of common stock which had been in the amount of 106,088,552 shares which were issued for such purchase would be returned from escrow with the escrow agent. On May 2, 2012, such shares were returned from the Escrow agent and were cancelled from the issued shares of the Company.

On March 12, 2012, the Corporation had the majority controlling interest of the issued and outstanding shares under Florida law purchased under an agreement with Emperial Americas, Inc. and Victory Partners, LLC. Emperial Americas, Inc. is a Florida Corporation, as set forth below. The purchase was made of 3,000,000 of the outstanding common shares of the Corporation, for a majority control by Victory Partners purchasing 1,500,000 shares from Liane Hassan and 1,500,000 shares from Frederick Antonelli in a private share purchase agreement. The purchase was made for $200,000 by Victory Partners.

The Agreement with Victory Partners created a acquisition of assets being the controlling shares above, and additional shares held by other parties. The exchange with Victory Partners for such shares with Emperial Americas created a direct exchange of shares for debt to Victory Partners which makes such matters an acquisition of AAA Public Adjusting Group as the surviving public company. Further disclosure on the description of the assets shall be made in an additional 8-k filing to include audited financials and pro-forma of Emperial Americas. Emperial Americas operations and corporate financial matters will mean that it is not a shell company, as those terms are defined in Rule 12b-2 under the Exchange Act (17 CFR 240.12b-2).

Emperial Americas has been a Corporation domesticated in Florida. Emperial Americas, Inc. commenced operations in Houston, TX -December 2008. Previously, Emperial Americas existed under Emperial, LLC (July 2008). As a brand owner of self developed alcoholic beverages, it also imports, markets and sells beverages throughout its designated markets in the U.S. with a particular emphasis on Texas and Florida.. The company owns its brands or, has the exclusive rights and trademarks to act as the U.S. importer of the brands in its portfolio. Emperial Americas engages in the business of importing alcoholic beverages to distributors in the U.S. on a national basis. The company is federally licensed, maintaining the rights to both import and sell to distributors in 51 markets within the U.S. Emperial Americas description of its businesses and brands can be found on www.emperialamericas.com, and http://www.tequiladistinguido.com. The brands purchased have valuations which will be released in the near future and under separate reporting.

The existing subsidiary of Florida Claims Consultants will be sold to a third party and will be announced accordingly.

On March 15, 2012, the Board of Directors executed resolutions and such became effective through filing with the State of Florida whereby the name of the Corporation was changed to Emperial Americas, Inc. and the address of the Corporation was to be made at Emperial Americas, Inc. located at Sarasota Courthouse Center, 1990 Main Street, Suite 150, Sarasota, Florida 34236. The Corporation has begun the name change formulation of corporate action with FINRA, as well as the change of CUSIP and symbol change.

On March 15, 2012, the Board of Directors appointed Alonzo Pierce as Chief Executive Officer, President and Director of the Company. As well Mr. Bruce Klein was appointed to be Corporate Secretary, Chief Operating Officer and Director, Mr. Joel Contreras, was appointed to the Board of Directors, while Mr. Todd Waggoner was appointed Treasurer and Chief Financial Officer.

Mr. Christopher Lombardi, of Florida Claims Consultants, and as a remaining director would remain as an independent director to the Corporation.

On March 15, 2012, the Company accepted the resignation of Frederick Antonelli, as a director of the Corporation. Mr. Antonelli’s resignation was not due to any disagreement with the Company. His departure was in order to make the purchase of Florida Claims Consultants, and to the outside.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion should be read in conjunction with the Company's unaudited financial  statements and notes thereto.   In connection therewith, and because the Company desires to take advantage of, the "safe harbor" provisions of the Private Securities  Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking  statements in the following discussion  and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information  and which relate to future operations, strategies, financial results or other developments.  Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company's behalf. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

GENERAL

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

On March 12, 2012, the Corporation had the majority controlling interest of the issued and outstanding shares under Florida law purchased under an agreement with Emperial Americas, Inc. and Victory Partners, LLC. Emperial Americas, Inc. is a Florida Corporation, as set forth below. The purchase was made of 3,000,000 of the outstanding common shares of the Corporation, for a majority control by Victory Partners purchasing 1,500,000 shares from Liane Hassan and 1,500,000 shares from Frederick Antonelli in a private share purchase agreement. The purchase was made for $200,000 by Victory Partners.

The Agreement with Victory Partners created a acquisition of assets being the controlling shares above, and additional shares held by other parties. The exchange with Victory Partners for such shares with Emperial Americas created a direct exchange of shares for debt to Victory Partners which makes such matters an acquisition of AAA Public Adjusting Group as the surviving public company. Further disclosure on the description of the assets shall be made in an additional 8-k filing to include audited financials and pro-forma of Emperial Americas. Emperial Americas operations and corporate financial matters will mean that it is not a shell company, as those terms are defined in Rule 12b-2 under the Exchange Act (17 CFR 240.12b-2).

The operation’s of the Company is to facilitate insurance claims by insured parties by representation on their behalf with the insurance companies.

RESULTS OF OPERATIONS

REVENUES. During fiscal three months ended March 31, 2011 and 2012, we had revenues of $199,501 and $131,193 respectively. We experienced a increase in revenue due to the number of claims being settled.

1

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for fiscal 2012 were $189,956 compared to 2011 operating expenses of $281,886 a decrease of $91,930 related mainly to a decrease in general and administrative expense due to a decrease of payroll.

NET LOSS. We had a net loss of ($252,641) in fiscal year 2011 compared to a net loss of ($185,229) in fiscal 2010. The increase in net loss is primarily attributable to the decrease in revenues partially offset by reduced operating expenses as discussed above.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES

The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

Forward-Looking Statements

This Form 10-Q includes Aforward-looking statements@ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.  Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.  The Company assumes no obligations to update any such forward-looking statements.

ITEM 4T.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

2

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY

NONE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EMPERIAL AMERICAS, INC.

By:	/s/ Alonzo Pierce
Name: Alonzo Pierce
Title: President, CEO, Chief Financial Officer

Dated MAY 16, 2012

4