Form 10-Q/A
period 2012-03-31
EMPERIAL AMERICAS, INC
filed 2012-06-22
CIK 1424718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

- OR –

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________

Commission file number 333-153679

EMPERIAL AMERICAS, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	26-0325410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1990 Main Street, Suite 150, Sarasota, Florida

(Address of principal executive offices)

34236

(Zip Code)

(941) 309-5408

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Accelerate filer ☐ Non Accelerated filer ☒

Large accelerated filer Accelerated filer Non-accelerated filer. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

As of June 20, 2012, there were 16,164,431 shares of the Registrant's Common Stock outstanding.

EXPLANATORY NOTE

Emperial Americas, Inc. (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on May 16, 2012, solely to correct errors which include, the correct address of the Company and shell status in the Form 10-Q.

The cover page of the Form 10-Q did not reflect the correct address of the Registrant. It also did not properly reflect the shell status. The Company inadvertently failed to check “no” as to the shell status on the 10-Q filing. This amendment now reflects the correct address of the company. The amendment also confirms that this Company is not and has never been a shell company.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Alonzo Pierce

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 20, 2012

EMPERIAL AMERIAS, INC. (Registrant)

By:	/s/ Alonzo Pierce
Alonzo Pierce President & Chief Executive Officer