Form 10-Q
period 2012-06-30
EMPERIAL AMERICAS, INC
filed 2012-08-23
CIK 1424718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-153679

EMPERIAL AMERICAS, INC.

(Exact name of Registrant as specified in its charter)

FLORIDA	26-0325410

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Sarasota Courthouse Center, 1990 Main Street, Suite 150, Sarasota, Florida 34236.

(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number:

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

As of June 30, 2012, there were 16,865,177 shares of the issuer's common stock issued and outstanding. Affiliates of the issuer own 8,667,571 shares of the issuer's issued and outstanding common stock and the remaining 8,197,606 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at June 30, 2012 was $225,000.

DOCUMENTS INCORPORATED BY REFERENCE:

There are no documents incorporated by reference in this Annual Report.

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors of the issuer and subsidiaries and/or persons or firms owning 10% or more of issuer's common stock, both of record and beneficially.

PART I

ITEM 1.	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-6

EMPERIAL AMERICAS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash-Includes $200,000 restricted cash for note payable	205,108	865
Accounts Receivable	265,171	57,979
Inventory	62,471	-
Total Current Assets	532,750	58,844
Property and Equipment-Net	134,501	15,648
Prepaid Expenses and Deposits	2,437	4,154
TOTAL ASSETS	$669,688	$78,646
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Accounts Payable and Accrued Expenses	172,801	55,487
Notes Payable	372,197	35,174
Deferred compensation	-	135,886
TOTAL LIABILITIES	544,998	226,547
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 20,000,000 shares authorized, no shares issued
Common Stock, Class A,$.001 Par Value; 250,000,000 shares authorized16,865,177 and 111,672,160 issued and outstanding on June 30, 2012 and December 31, 2011 respectively	16,865	10,447
Additional paid-in capital	768,355	387,241
Accumulated deficit	(660,530)	(545,589)
Total Stockholders' Equity (Deficit)	124,690	(147,901)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$669,688	$78,646

The accompanying notes are an integral part of the financial statements

EMPERIAL AMERICAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenue
Sales	$266,810	$169,225	$466,391	$300,418
Cost of Sales	118,555	115,512	267,037	195,860
Gross Profit	148,255	53,713	199,354	104,558

Operating Expenses
General and Administrative Expenses	272,821	134,606	314,295	336,144
Total Operating Expenses	272,821	134,606	314,295	336,144
Profit and Loss from Operations	(124,566)	(80,893)	(114,941)	(231,586)
Interest Expense		(22,018)	-	(23,418)
Net Operating Loss Before Income Taxes	$(124,566)	$(102,911)	$(114,941)	$(255,004)
Provision for Income Taxes	-	-	-	-

NET LOSS	$(124,566)	$(102,911)	$(114,941)	$(255,004)
NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	42,845,446	105,454,980	80,069,499	104,357,623

The accompanying notes are an integral part of the financial statements

EMPERIAL AMERICAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	$(124,566)	$(255,004)
Adjustments to Reconcile Net (Loss) to Net Cash (used in) operating activities:
Depreciation	8,499	7,172
Beneficial interest expense for below market conversion for note payable	-	17,714
Stock issued for services	117,988	117,500
Changes in assets and liabilities
Accounts receivable	(207,192)	81
Prepaid expenses	1,717	(3,255)
Inventory	(62,471)	-
Accounts payable and accrued expenses	117,314	66,405
Net cash (used in) operating activities	(148,711)	(49,387)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	-	-
Net cash provided by (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITES
Repayment of notes payable		(6,317)
Deferred compensation converted to stock	135,886
Sale of Common Stock	-	28,500
Proceeds from loans and notes payable	216,772	35,000
Net cash provided by financing activities	352,658	57,183
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	203,947	7,796
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,161	4,174

CASH AND CASH EQUIVALENTS - END OF PERIOD	$205,108	$11,970
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$2,418

The accompanying notes are an integral part of the financial statements

EMPERIAL AMERICAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Emperial Americas, Inc. was incorporated on October 5, 2007 in the state of Florida. Emperial Americas, Inc. was formerly named AAA Public Adjusting Group, Inc.

On March 12, 2012, the Corporation had the majority controlling interest of the issued and outstanding shares under Florida law purchased under an agreement with Emperial Americas, Inc. The purchase was made of 3,000,000 of the outstanding common shares of the Corporation, for a majority control by Emperial Americas purchasing 1,500,000 shares from Liane Hassan and 1,500,000 shares from Frederick Antonelli in a private share purchase agreement. The purchase was made for $200,000.

On March 15, 2012, the Board of Directors executed resolutions and such became effective through filing with the State of Florida whereby the name of the Corporation was changed to Emperial Americas, Inc. and the address of the Corporation was to be made at Emperial Americas, Inc. located at Sarasota Courthouse Center, 1990 Main Street, Suite 150, Sarasota, Florida 34236.

On March 28, 2012 FINRA approved the name change of the Corporation, the new symbol of TEXX.

The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost. The consolidated, historical financial statements have been appropriately re-stated.

The operation’s of the Company is being a brand owner of self-developed and existing alcoholic beverages. It also imports, markets and sales the alcoholic beverages throughout its designated markets in the U.S. with a particular emphasis on Texas, Illinois and Florida. The company owns its brands or trademarks registrations with the United States Patent and Trademark Office (PTO) as a design and logo as the U.S. importer of the brands in its portfolio. Emperial Americas engages in the business of importing alcoholic beverages to distributors in the U.S. on a national basis. The company is federally licensed, maintaining the rights to both import and sell to distributors in 51 markets within the U.S. and globally except for Mexico.

Basis of Accounting

The books and records of the Company are maintained on the accrual basis of accounting which recognizes revenues when earned, regardless of when received and expenses when incurred, regardless of when paid, which is in accordance with generally accepted accounting principles.

Principles of Consolidation

The consolidated financial statements include the accounts of Emperial Americas, Inc.

Net loss per share

Net income per share is computed by dividing the net income/(loss) by the weighted average number of shares outstanding during the period. Net income per share, diluted, is not presented, as no potentially dilutive securities are outstanding.

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “ Accounting for Income Taxes ”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

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

Revenue Recognition

The Company recognizes revenues when accounts are delivered and billed for products ordered.

 Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value.

Advertising & Marketing

Advertising and marketing costs, which are included in selling, general and administrative expenses, are expensed as costs are incurred.

Reclassifications

Certain prior years’ comparative figures have been reclassified to conform to the financial statement presentation adopted for this year.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has cumulative losses since inception are $ 660,530. The Company has a working capital deficit at June 30, 2012 of $12,248. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following is a summary of property and equipment at December 31, 2011 and June 30, 2012, 2012:

	June 30, 2012	December 31, 2011
Office furniture & equipment	$-0-	$26,270
Computer equipment	-0-	14,729
Leasehold improvements	-0-	2,469
Vehicles	143,000	81,009
Total equipment	143,000	124,477
Less accumulated depreciation	(8,499)	(108,829)
Net Property and Equipment	$134,501	$15,648

NOTE 4 - LEASE COMMITMENTS

The Company leases its offices in Sarasota, Florida under a lease on a month to month basis at a minimum annual rent of $2,500 (payable monthly) inclusive of related sale taxes and utilities.

NOTE 5 – NOTES PAYABLE

On April 10, 2012 the Company agreed to assume certain debt to Emperial Americas Inc. (the private company) in the amount of $240,000.00 with regard to back salary due the Company’s CEO Alonzo Pierce. The agreement between the Company and Pierce allows Pierce to receive cash or restricted stock in consideration at the sole discretion of Pierce.

On September 6, 2011 Emperial Americas, Inc. (the private company) entered into a Debt Agreement by and between Victory Partners, LLC. Such agreement was assumed by the Corporation on March 9, 2012. Pursuant to the agreement such debt is convertible into free trading shares of the Corporation at a fixed sale price of $0.16 with a 40% discount for an issuance of $0.096 per shares. On April 11, 2012, the law office of Mark E. Pena issued an opinion with regard to the convertibility of the debt into free trading shares of the Corporation.

	June 30, 2012	December 31, 2011
Notes payable to a financial institution in monthly installments of $ 517 including interest at 9.79% to Mature on February 1, 2012. This note is collateralized by an automobile	$-0-	$1,280
Notes payable to a financial institution in monthly installments of $ 740 including interest at 7.74% to mature on May 13, 2014. This note is collateralized by an automobile	-0-	26,430
Notes payable to a financial institution in monthly installments of $ 759 including interest at 6.10% to mature on May 1, 2013. This note is collateralized by an automobile (a)	-0-	7,464
Notes payable to Chief Executive Officer for salary accrued	244,000	-0-
Convertible notes payable for expenses prior to merger-various parties.	128,197	-0-
Total Notes Payable	$372,197	$35,174

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

On March 12, 2012, the Corporation had the majority controlling interest of the issued and outstanding shares under Florida law purchased under an agreement with Emperial Americas, Inc. Emperial Americas, Inc. is a Florida Corporation, as set forth below. The purchase was made of 3,000,000 of the outstanding common shares of the Corporation, for a majority control by Emperial Americas purchasing 1,500,000 shares from Liane Hassan and 1,500,000 shares from Frederick Antonelli in a private share purchase agreement. The purchase was made for $200,000.

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

On September 6, 2011 Emperial Americas, Inc. (then a private company) entered into a Debt Agreement by and between Victory Partners, LLC. Such agreement was assumed by the Corporation on March 9, 2012. Pursuant to the agreement such debt is convertible into free trading shares of the Corporation at a fixed sale price of $0.16 with a 40% discount for an issuance of $0.096 per shares. On April 11, 2012, the law office of Mark E. Pena issued an opinion with regard to the convertibility of the debt into free trading shares of the Corporation.

Emperial Americas has been a Corporation domesticated in Florida. Emperial Americas, Inc. commenced operations in Houston, TX -December 2008. Previously, Emperial Americas existed under Emperial, LLC (July 2008). As a brand owner of self developed alcoholic beverages, it also imports, markets and sells beverages throughout its designated markets in the U.S. with a particular emphasis on Texas and Florida.. The company owns its brands or, has the exclusive rights and trademarks to act as the U.S. importer of the brands in its portfolio. Emperial Americas engages in the business of importing alcoholic beverages to distributors in the U.S. on a national basis. The company is federally licensed, maintaining the rights to both import and sell to distributors in 51 markets within the U.S. Emperial Americas description of its businesses and brands can be found on www.emperialamericas.com.

On March 9, 2012, Emperial Americas, Inc. entered into an Asset Purchase By and Between Frereick Antonelli and Christopher Lombardi As Purchaser and Emperial Americas, Inc. as Seller. The Purchasers assigned of all claims for the amount of debt owed from Emperial Americas, Inc. from each of them in the amount of $25,000 each, for the total amount of $50,000 in total as due from the Seller Corporation from debt due for compensation. Such amount of debt was due from the time period of October 1, 2011 and before. FCC was a wholly owned subsidiary of Emperial Americas, Inc.

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

In the quarter ending June 30, 2012 the company issued 11,847,455 shares of restricted company stock for services rendered and debt.

NOTE 8 - INCOME TAXES

Prior to the merger in, the Company was taxed as a limited liability company. As such, income taxes and loss benefits were recognized individually by the limited liability members.

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

As of June 30, 2012, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $208,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. No tax asset has been reported in the financial statements, due to the uncertainty that there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 9- RELATED PARTY TRANSACTIONS

On March 9, 2012, Emperial Americas, Inc. entered into an Asset Purchase By and Between Frereick Antonelli and Christopher Lombardi As Purchaser and Emperial Americas, Inc. as Seller. The Purchasers assigned of all claims for the amount of debt owed from Emperial Americas, Inc. from each of them in the amount of $25,000 each, for the total amount of $50,000 in total as due from the Seller Corporation from debt due for compensation. Such amount of debt was due from the time period of October 1, 2011 and before. FCC was a wholly owned subsidiary of Emperial Americas, Inc.

On April 10, 2012, and pursuant to an agreement with the its President and Chief Executive Officer Alonzo Pierce, it was agreed that the Corporation shall assume debt for his back salary of Emperial Americas, Inc. (the private company) in the amount of Two Hundred Forty Thousand Dollars and no/100 ($240,000.00), representing One Hundred Twenty Thousand Dollars and no/100 from 2010 and 2011. As per the terms of such agreement, the debt is to be paid in cash or restricted common stock by the Corporation to Pierce, at his sole discretion.

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

On March 12, 2012, the Corporation had the majority controlling interest of the issued and outstanding shares under Florida law purchased under an agreement with Emperial Americas, Inc. Emperial Americas, Inc. is a Florida Corporation, as set forth below. The purchase was made of 3,000,000 of the outstanding common shares of the Corporation, for a majority control by Emperial Americas purchasing 1,500,000 shares from Liane Hassan and 1,500,000 shares from Frederick Antonelli in a private share purchase agreement. The purchase was made for $200,000.

The operation’s of the Company is being a brand owner of self-developed and existing alcoholic beverages. It also imports, markets and sales the alcoholic beverages throughout its designated markets in the U.S. with a particular emphasis on Texas, Illinois and Florida. The company owns its brands or trademarks registrations with the United States Patent and Trademark Office (PTO) as a design and logo as the U.S. importer of the brands in its portfolio. Emperial Americas engages in the business of importing alcoholic beverages to distributors in the U.S. on a national basis. The company is federally licensed, maintaining the rights to both import and sell to distributors in 51 markets within the U.S. and globally except for Mexico.

Emperial Americas, Inc. has an agreement in principle and exclusive rights with the Contreras family, owners of the land and distillery where the award winning Tequila Distinguido line extensions are produced. Emperial Americas has been designate as the exclusive importer into the United States for CIA Distilladora De Acatlan S.A. the distillery in Jalisco, Mexico where all of the world’s tequila is produced. The distribution agreement between the distillery and the company runs until May 31, 2016, and is renewable for successive five year renewal terms unless either party gives the other party 60 days written notice of non renewal. Emperial Americas is the only company permitted to import or sell spirit bearing the trade name Tequila Distinguido.

The Company intends to concentrate initially on building a significant market share for the Tequila Distinguido, including Silver, Reposado and Añejo varieties, the latter being the highest premium, aged tequila. The Company holds the exclusive right to import and market tequila bearing the label “Tequila Distinguido,” for which it has obtained the approval of such label by the U.S. Alcohol and Tobacco Tax and Trade Bureau, which assures that it has the exclusive right to import and sell tequila in the United States under the trade name Tequila Distinguido. In addition, it has acquired from the Distiller in perpetuity the registration of such label with the United States Patent and Trademark Office as a design trademark and logo. Once the Company has established a foothold in the spirits industry for tequila, it plans to supply, produce (primarily through contracts with independent contractors called co-packers) and market other alcoholic beverages. The Company believes that in this way it will be able to operate with modest overhead and minimize the need to invest heavily in fixed assets.

The U.S. alcoholic beverage industry is a stable, highly regulated three-tier system of suppliers (producers and importers), distributors and retailers. The past decade has been marked by brand consolidation at the supplier level. Concurrently, the number of distributors (second tier) has experienced consolidation resulting in only two or three distributors per geographical market. Such consolidation of suppliers and distributors has occurred against a backdrop of dramatic changes in consumer consumption patterns reflecting shifting demographics, creating consumer demand for a diversity of products. Products in the United States alcoholic beverage industry consist of three distinct segments: distilled spirits, beer and wine. Distilled spirits consist of three primary categories: white goods, whiskey and specialties. White goods, representing 33% of alcoholic beverage sales in the United States, consists of some tequila, vodka, rum and gin, but aged tequila (Añejo) is considered to be in the same category as whiskey (brown goods). Vodka is the largest product within the distilled spirits industry. Tequila is the second largest product within the distilled spirits industry and is the fastest growing distilled spirit. According to the 2010 Report of Discus (the Distilled Spirits Council of the United States), the distilled spirits industry chartered its ninth consecutive year of growth in 2008 despite a slowing economy, with sales increasing 2.8%, totaling $18.7 billion, and volume rising 1.6%. While the segment’s growth slowed considerably from 2007’s 5.6% revenue gain, the distilled spirits industry has proven its resilience in the face of challenging economic times.

The alcoholic beverage industry is highly competitive, being dominated by giant corporations like Diageo, Pernod Ricard, Bacardi and Brown-Foreman, and the many effective marketing divisions thereof, as well as many small competitors, both foreign and U.S. based, with long operating histories in the alcoholic beverage business. Most of these competitors, including national and regional beverage producers and “private label” suppliers, are well-established, possess substantially greater financial resources than the Company and have substantially longer operating histories. Some of the larger competitors, which have undergone significant world-wide consolidation, are: Diageo, Pernod Ricard, Brown-Forman, Allied Domecq and Bacardi & Company, Ltd. Moreover, many of such competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts of additional competitors to enter new markets or introduce new products. The Company believes however, that it is difficult and costly for large companies to create new brands, leaving opportunities for smaller companies to develop high-quality, high-margin brands.

The manufacture, sale, marketing and labeling of alcoholic beverages are highly regulated by the U.S. Bureau of Alcohol, Tobacco and Firearms ("BATF"), the U.S. Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Food and Drug Administration ("FDA") and various other federal, state and local regulatory agencies. The FDA and TTB also regulate labeling of the Company’s product, Tequila DistinguidoTM. Alcoholic beverages are also subject to excise and sales taxes which can impact the profitability and volume of the products sold in the market. In addition to its own compliance with applicable regulations, the Company intends to require that all its suppliers, sales agents and co-packing agents provide proof of such compliance. The Company also will require that its suppliers specify the Company as a named insured on all their product liability policies. We are not aware of any regulatory notifications or actions pending, threatened or currently outstanding against the Company or others which would affect the success of the Company’s business plan.

Tequila is produced by distilling the fermented juices of the blue agave plant (a member of the lily family) with fresh spring water. After eight to ten years of growing, the agave plant is ready to be used in the production of tequila. The large bulbous plants are quartered and slowly baked in the steam ovens until all starches are converted to sugars. This product is crushed in order to extract the plant’s sweet juices that are then fermented. The Company has entered into a Distribution Agreement with CIA Distilladora De Acatlan S.A. (the “Distinguido Distiller”), the distillery in Jalisco, Mexico, to prepare, bottle and package Tequila Distinguido, which distillery furnishes all materials, including the tequila, and glass, labels, caps and packaging, used in the preparation, bottling and packaging of Tequila Distinguido. For every run of product, the Distinguido Distillery undertakes extensive on-line testing of product quality and packaging, taste and product integrity, and other matters to meet regulatory requirements. The Company regularly reviews such quality control test results to assure that its products satisfy the highest industry standards. In the event that the Agreement with the Distinguido Distiller should be terminated, the Company believes it could replace such distillery with another distillery of comparable quality in approximately 90 days, and could also readily arrange for alternate sources of raw materials, for which there are multiple suppliers available. However, in any such case, the Company’s business would be disrupted pending commencement of production by a replacement distillery.

Since mid-2010, the Company has been designated as the exclusive importer into the United States for CIA Distilladora De Acatlan S.A. (the “Distillery”), the distillery in Jalisco, Mexico, where Tequila Distinguido is produced and distilled. The current Distribution Agreement between the Distillery and the Company runs until May 31, 2016, and is renewable for successive five-year renewal terms unless either party gives the other party 60-days prior written notice of non- renewal. However, the Company is the only company permitted to import or sell spirits bearing the trade name “Tequila Distinguido,” and in the event that the relationship between the Company and the Distillery were to end for any reason, the Company believes that it would be able to contract with an alternative source of such product with only a few months lost. The Company is licensed by the TTB to import alcoholic beverages from Mexico into the United States. In addition, the Company has the right, vis-a-vis the Distillery, to distribute and sell Tequila Distinguido anywhere outside the United States other than Mexico.

Prior to designating the Company as the exclusive importer of Tequila Distinguido into the United States, the Distillery sold Tequila Distinguido in the United States primarily to liquor stores, bars and restaurants, and also to national and regional chain stores, such as Landry’s, Spec’s, Bevmo and ABC Liquor. The Company intends to build on such business base, while adopting a more flexible pricing policy making Tequila Distinguido competitive with comparable premium tequila brands while providing a higher quality product. The Company’s business plan contemplates expanding distribution throughout Texas and other southern states and the East and West coast regions of the United States. In so doing, the Company plans to create technology-based marketing applications for its product at on-premise and off-premise locations, utilizing point-of-sale techniques such as distributing cocktail recipes to retail purchasers, and advertising in lifestyle magazines.

The Company is licensed to sell to distributors, and currently distributes the Tequila Distinguido brand through a network of independent and national distributors of alcohol beverage Tequila DistinguidoTM, including Glazers Distributing, Republic National, Mexcor Distributing, Empire Distributing, Imperial Beverage Group and LCBO Canada covering Texas, Illinois, Florida, Mississippi, Louisiana and Georgia, and intends to expand its distribution network to substantially all of the United States. Virtually all the current distributors are known to the Company’s team leader Alonzo Pierce from prior business dealings with them in the alcoholic beverage industry. The Company expects to expand the number of independent distributors in certain existing markets and new markets, when the Company has sufficient funds to maintain a larger successful marketing campaign. The Company also holds a direct importer's distribution license allowing it to import and sell spirits directly to independent retailers, with which it will have the benefit of direct relationships. In addition, the Company will seek to enter into agreements with a national network of broker representatives.

The Company owns the registration of the label “Tequila DistinguidoTM” with the United States Patent and Trademark Office (“PTO”) as a design trademark and logo.

RESULTS OF OPERATIONS

REVENUES. During fiscal three and six months ended June 30, 2012 we had revenues of $266,810 and $466,391 in expenses $169,225 and 195,860 respectively. Increase is a billings related to the tequila shipments in the current quarter.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll, professional and consulting services, advertising and marketing, expenses for executive and administrative personnel and insurance, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for three and six months ended June 30, 2012 were $272,821 and $314,295 as compared to $134,606 and $336,144 prior year comparable results. Difference is a result of increased expense as relates to the new line of business for the company.

NET LOSS/NET PROFIT. We had a net loss of $124,566 and $114,941 for the three and six months ended June 30, 2012 as compared to $102,911 and $255,004 for the comparable periods in 2011. Change in losses is a result of the above items listed.

No trends have been identified which would materially increase or decrease our results of operations or liquidity

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES

The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

Forward-Looking Statements

This Form 10-Q includes A forward-looking statements @ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.  Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.  The Company assumes no obligations to update any such forward-looking statements.

ITEM 4.	CONTROLS AND PROCEDURES

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

The Company sold $25,000 of 144 stock to a private investor at a sale price of $.75 per share

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

Dated AUGUST 23, 2012