Form 10-Q/A
period 2012-06-30
EMPERIAL AMERICAS, INC
filed 2012-09-14
CIK 1424718

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

Issuer's telephone number: 941-309-5410

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of exchange on which registered

Securities registered pursuant to Section 12 (g) of the Exchange Act: Common Stock Par Value $.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

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

EXPLANATORY NOTE

Emperial Americas Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 23, 2012 (the “Original Filing Date”), solely to correct errors which were contained on the cover page of the filling.

The Company did not correctly report its Common Stock Par Value. Additionally, the Company failed to indicate either “Yes” or “No” as required on all of the statements on the cover page. Indications have now been made as to the status of each statement. This Amendment further confirms that this Company is not and has never been a shell company.

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

Dated September 14, 2012